Form 10-Q
period 1998-03-31
CLIMACHEM INC
filed 1998-06-01
CIK 1053518

FORM 10-Q

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended    March 31, 1998
                           -------------------

                                  OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For The transition period from                 to
                               ---------------    -------------

Commission file number
                          ---------------------------------

                             CLIMACHEM, INC.
      -----------------------------------------------------
        Exact name of Registrant as specified in its charter


         OKLAHOMA                           73-1528549
------------------------------           -------------------
State or other jurisdiction of            I.R.S. Employer
incorporation or organization             Identification No.

       16 SOUTH PENNSYLVANIA,   OKLAHOMA CITY, OKLAHOMA  73107
     -------------------------------------------------------
     Address of principal executive offices    (Zip Code)

                          (405) 235-4546
     -------------------------------------------------------
         Registrant's telephone number, including area code

                                  NONE
     --------------------------------------------------------
         Former name, former address and former fiscal year, if
                        changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES      NO  X
                                  ------  ------

The Registrant does not have any equity securities registered under the securities act of 1933, as amended. All outstanding shares of Common Stock of the registrant are held directly or indirectly by the registrant's parent company, LSB Industries, Inc.


                              PART I

                       FINANCIAL INFORMATION


Company or group of companies for which report is filed:
ClimaChem, Inc. and all of its wholly-owned subsidiaries.

The accompanying condensed consolidated balance sheet of ClimaChem, Inc. at March 31, 1998, the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1998 and 1997 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1997, was derived from audited financial statements as of that date. Reference is made to the Company's registration statement on Form S-4 filed April 10, 1998 for an expanded discussion of the Company's financial disclosures and accounting policies.


                          CLIMACHEM, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
          (Information at March 31, 1998 is unaudited)
                      (Dollars in thousands)

                                                     March 31,    December 31,
ASSETS                                                1998            1997
----------------------------------------------   ------------     -----------

Current assets:

  Cash and cash equivalents                      $      4,402     $    3,534

  Trade accounts receivable, net of allowance          43,194         38,521

  Inventories:
    Finished goods                                     13,156         13,189
    Work in process                                     8,305          7,803
    Raw materials                                      15,033         17,768
                                                 ------------      ---------
      Total inventory                                  36,494         38,760

  Supplies and prepaid items                            6,228          6,282
  Income tax receivable                                 2,172          2,142
  Current deferred income taxes                         1,345          1,345
  Due from LSB and affiliates                               -          2,157
                                                  -----------     ----------
    Total current assets                               93,835         92,741

Property, plant and equipment, net                     83,169         84,329

Due from LSB and affiliates, net                       13,443         13,443

Other assets, net                                      11,294         10,362
                                                -------------     ----------
                                                $     201,741      $ 200,875
                                                =============     ==========


                      (Continued on following page)


                          CLIMACHEM, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
          (Information at March 31, 1998 is unaudited)
                      (Dollars in thousands)

                                                    March 31,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1998           1997
----------------------------------------          -----------     -----------
Current liabilities:
  Accounts payable                                $    19,110     $   19,091
  Accrued liabilities                                  10,545          9,075
  Current portion of long-term debt (Note 4)            9,795          9,838
  Due to LSB and affiliates                               245              -
                                                  -----------     ----------
     Total current liabilities                         39,695         38,004

Long-term debt (Note 4)                               125,446        126,346

Contingencies (Note 5)

Deferred income taxes                                   9,347          9,236

Stockholders' equity:
  Common stock, $.10 par value; 500,000
    shares authorized, 10,000 shares
    issued                                                  1              1
  Capital in excess of par value                       12,652         12,652
  Accumulated other comprehensive income (loss)          (993)        (1,003)
  Retained earnings                                    15,593         15,639
                                                  -----------     ----------
                                                       27,253         27,289
                                                  -----------     ----------
    Total stockholders' equity                    $   201,741        200,875
                                                  ===========     ==========


                           (See accompanying notes)



                          CLIMACHEM, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)
           Three Months Ended March 31, 1998 and 1997
        (Dollars in thousands, except per share amounts)

                                                       1998          1997
                                                   ----------     ----------
Revenues:
  Net sales                                        $   63,360     $   62,219
  Other income                                             68             76
                                                   ----------      ---------
                                                       63,428         62,295
Costs and expenses:
  Cost of sales                                        50,411         52,852
  Selling, general and administrative                   9,780          9,050
  Interest                                              3,313          2,036
                                                   ----------      ---------
                                                       63,504         63,938
                                                   ----------      ---------
Loss before benefit for
  income taxes                                            (76)        (1,643)
Benefit for income taxes                                  (30)          (710)
                                                   ----------     ----------
Net loss                                           $      (46)          (933)
                                                   ==========     ==========

Retained earnings at beginning of period               15,639         19,913
Dividends to parent                                         -           (535)
                                                   ----------     ----------
Retained earnings at end of period                 $   15,593     $   18,445
                                                   ==========     ==========

                         (See accompanying notes)


                          CLIMACHEM, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
           Three Months Ended March 31, 1998 and 1997
        (Dollars in thousands, except per share amounts)

                                                      1998            1997
                                                    ---------      ---------
Cash flows from operations:
  Net loss                                           $    (46)     $    (933)
  Adjustments to reconcile net loss
    to cash flows provided (used) by operations:
      Depreciation, depletion and amortization:
        Property, plant and equipment                   2,355          1,827
        Other                                             189            180
      Provision (recovery) for possible losses
        on receivables and other assets                    51            (33)
      Benefit for deferred income taxes                   111            358
      Cash provided (used) by changes in assets
        and liabilities:
          Trade accounts receivable                    (4,671)        (4,972)
          Inventories                                   2,405           (811)
          Supplies and prepaid items                       57            288
          Accounts payable                               (111)        (7,507)
          Accrued liabilities                           1,433           (452)
          Due to / from LSB and affiliates              2,373              -
                                                   ----------     ----------
Net cash provided (used) by operations                  4,146        (12,055)

Cash flows from investing activities:
    Capital expenditures                               (1,109)        (2,160)
    Proceeds from sales of equipment                       19              -
    Decrease (increase) in other assets                (1,121)           986
                                                   ----------     ----------

Net cash used in investing activities                  (2,211)        (1,174)

Cash flows from financing activities:
    Payments on long-term debt                         (1,264)       (20,298)
    Long-term and other borrowings                          -         50,000
    Net change in revolving debt                          197         (8,956)
    Net change in amounts due to / from
      LSB and affiliates                                    -         (4,507)
    Dividends paid to parent                                -           (535)
                                                   ----------     ----------
Net cash provided by financing activities              (1,067)        15,704
                                                   ----------     ----------
Net increase in cash                                      868          2,475

Cash and cash equivalents at beginning of period        3,534          1,109
                                                   ----------     ----------

Cash and cash equivalents at end of period         $    4,402     $    3,584
                                                   ==========     ==========

                           (See accompanying notes)


                          CLIMACHEM, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
           Three Months Ended March 31, 1998 and 1997

NOTE 1: BASIS OF PRESENTATION
-----------------------------

The Company, a wholly-owned subsidiary of LSB Industries, Inc. ("LSB" or "Parent"), was organized under the laws of the State of Oklahoma in October 1997. The Company's Certificate of Incorporation authorizes the issuance of 500,000 shares of $.10 par value common stock. All of the issued and outstanding shares of common stock of the Company are directly or indirectly owned by LSB. The Company is a holding company which maintains operations through various wholly-owned subsidiaries. The Company owns, through its subsidiaries, a substantial portion, but not all, of the operations comprising the Chemical Business and Climate Control Business as previously owned by LSB. Prior to November 21, 1997, all of the Company's subsidiaries were wholly-owned subsidiaries of LSB, directly or through one or more intermediaries, and were contributed to the Company, following its formation, by LSB or other subsidiaries in exchange for all of the outstanding common stock of the Company. These exchanges were accounted for as a reorganization of entities under common control and, accordingly, reflect LSB's and its subsidiaries' historical cost of such subsidiaries and net assets.
Accordingly, the condensed consolidated financial statements of the Company and its subsidiaries reflect this reorganization in a manner similar to a pooling of interests.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in the accompanying financial statements.

NOTE 2: CHANGE IN ACCOUNTING
----------------------------

Effective January 1, 1998, the Company changed its method of accounting for the costs of computer software developed for internal use to capitalize costs incurred after the preliminary project stage as outlined in Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). These costs capitalized will be amortized over their estimated useful life. Prior to
1998, these costs were expensed as incurred.   The effect of this
change on net loss for the first quarter of 1998 was not material.

NOTE 3: COMPREHENSIVE INCOME
----------------------------

Effective January 1, 1998, the Company adopted Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company has also made similar reclassifications for all


                          CLIMACHEM, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
           Three Months Ended March 31, 1998 and 1997

prior periods for comparative purposes. Other comprehensive income for the quarterly periods ended March 31, 1998 and 1997, related to foreign currency exchange and amounted to approximately $10,000 and $43,000 respectively. After consideration of the other comprehensive income item, comprehensive loss for the quarterly periods ended March 31, 1998 and 1997 was approximately $36,000 and $890,000, respectively.

NOTE 4: LONG-TERM DEBT
----------------------

(A) On November 26, 1997, ("Issue Date"), the Company completed the sale of $105 million principal amount of 10 3/4% Senior Notes due 2007 (the "Notes"). Interest on the Notes is payable semiannually in arrears on June 1 and December 1 of each year, and the principal is payable in the year 2007. The Notes are senior unsecured obligations of the Company and rank pari passu in right of payment to all existing senior unsecured indebtedness of the Company and its subsidiaries. The Notes are effectively subordinated to all existing and future senior secured indebtedness of the Company.

     Except as described below, the Notes are not redeemable at the Company's option prior to December 1, 2002. After December 1, 2002, the Notes will be subject to redemption at the option of the Company, in whole or in part, at the redemption prices set forth in the indenture relating to the Notes between the Company, the guarantors and the trustee ("Indenture"), plus accrued and unpaid interest thereon, plus liquidated damages, if any, to the applicable redemption date. In addition, until December 1, 2000, up to $35 million in aggregate principal amount of Notes are redeemable, at the option of the Company, at a price of 110.75% of the principal amount of the Notes, together with accrued and unpaid interest, if any, thereon, plus liquidated damages; provided, however, that at least $65 million in aggregate principal amount of the Notes remain outstanding following such redemption.

     In the event of a change of control of the Company, holders of the Notes will have the right to require the Company to repurchase the Notes, in whole or in part, at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon, plus liquidated damages, if any, to the date of repurchase.

     The Company is a holding company with no assets or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly, by


                          CLIMACHEM, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
           Three Months Ended March 31, 1998 and 1997


     the Company. The Company's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the direct and indirect existing subsidiaries of the Company, except for El Dorado Nitrogen Company ("EDNC"). The assets, equity, and earnings of EDNC are currently inconsequential to the Company. Each of the guarantors of the Notes are wholly-owned subsidiaries of the Company. Separate financial statements and other disclosures concerning the guarantors are not presented herein, because management has determined they are not material to investors.

     (B) LSB and the Company have an asset based credit agreement that provides for a $65 million revolving credit facility (the "Revolving Credit Facility") with four separate loan agreements (the "Credit Facility Agreement"), one for the subsidiaries of the Company and three for LSB and its subsidiaries which are not subsidiaries of the Company. Under the Revolving Credit Facility, LSB and certain subsidiaries of LSB that are not subsidiaries of the Company have a right to borrow on a revolving basis up to $24 million under the Revolving Credit Facility ($7.4 million outstanding at March 31, 1998). Subject to the amount of eligible collateral, the Company has the right to borrow up to $65 million under the Revolving Credit Agreement less any amounts borrowed by LSB and its subsidiaries that are not subsidiaries of the Company. Borrowings under the Revolving Credit Facility bear an annual rate of interest at a floating rate based on the lender's prime rate plus 1.5% per annum or, at the Company's option, on the lender's LIBOR rate plus 3.875% per annum (which rates are subject to increase or reduction based upon specified availability and adjusted tangible net worth levels). The agreement will terminate on December 31, 2000, subject to automatic renewal for terms of 13 months each, unless terminated by either party. The Credit Facility Agreement also requires the payment of an annual facility fee equal to 0.5% of the unused Revolving Credit Facility. The Company may terminate the Revolving Credit Facility prior to maturity; however, should the Company do so, it would be required to pay a termination fee equal to 1% of the average daily balance of loans and letters of credit outstanding during the 180 day period immediately prior to termination.

     The Revolving Credit Facility is secured by the accounts receivable, inventory, proprietary rights, general intangibles, books and records, and proceeds thereof of the company.


                          CLIMACHEM, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
           Three Months Ended March 31, 1998 and 1997

(C) At March 31, 1998, the Company's wholly-owned Australian subsidiary had an AUS$10.5 million (US$7.0 million) revolving credit facility with a bank (the "TES Revolver")which is renewed by the bank on an annual basis. The TES Revolver provides for borrowings based on specified percentages of qualified eligible assets. The interest rate on the TES Revolver is dependent upon the borrowing option elected by the Company's Australian subsidiary. Borrowings under an overdraft option, as defined, generally bear interest at the bank's base lending rate (which approximates the U.S. prime rate) plus .5% per annum. Borrowings under the commercial bill option generally bear interest at the bank's yield rate, as defined. At March 31, 1998 all borrowings under the TES Revolver were under the commercial bill option which had a weighted average interest rate of 6.5% per annum.

     At March 31, 1998, the Company's Australian subsidiary was in technical noncompliance with certain financial covenants contained in the TES Revolver. At the time of closing of the TES Revolver, the subsidiary was also in technical noncompliance with certain financial covenants; however, the bank has confirmed that it will not act on any default so long as, in its opinion, such default will not impact the ability of TES or LSB to continue operations or service and repay its borrowings outstanding under the TES Revolver. At December 31, 1997 and March 31, 1998, all borrowings outstanding under the TES Revolver have been classified as due within one year in the condensed consolidated balance sheets.

NOTE 5: COMMITMENTS AND CONTINGENCIES
-------------------------------------

NITRIC ACID PROJECT
-------------------

In June 1997, two wholly owned subsidiaries of the Company, El Dorado Chemical Company ("EDC"), and El Dorado Nitrogen Company ("EDNC"), entered into a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC will act as an agent to construct, and upon completion of construction, will operate a nitric acid plant (the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. EDC has guaranteed the performance of EDNC's obligations under the Bayer Agreement. Under the terms of the Bayer Agreement, EDNC is to lease the EDNC Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years from the date on which the EDNC Baytown Plant becomes fully operational. Upon expiration of the initial ten-year term from the date the EDNC Baytown Plant becomes operational, the Bayer


                          CLIMACHEM, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
           Three Months Ended March 31, 1998 and 1997

Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal. It is anticipated that construction of the EDNC Baytown Plant will cost approximately $60 million and will be completed by the end of 1998. Construction financing of the EDNC Baytown Plant is being provided by an unaffiliated lender. Neither the Company nor EDC has guaranteed any of the lending obligations for the EDNC Baytown Plant. In connection with the leveraged lease, the Company entered into an interest rate forward agreement to fix the effective rate of interest implicit in such lease. As of March 31, 1998, the fair value of such agreement represented a liability of $4.1 million for which the Company has posted margin and letters of credit totaling $4.1 million. Bayer has agreed to reimburse the Company for 50% of the ultimate cost of the hedging contract associated with the interest rate forward agreement.

LEGAL MATTERS
-------------

Following is a summary of certain legal actions involving the
Company:

A. A subsidiary of the Company submitted to the State of Arkansas a "Groundwater Monitoring Work Plan" which was approved by the State of Arkansas. Pursuant to the Groundwater Monitoring Work Plan, the subsidiary has performed phase I and II groundwater investigations, and submitted a risk assessment report to the State of Arkansas. The risk assessment report is currently being reviewed by the State of Arkansas.

     On February 12, 1996, the subsidiary entered into a Consent Administrative Agreement ("Administrative Agreement") with the state of Arkansas to resolve certain compliance issues associated with nitric acid concentrators. Pursuant to the Administrative Agreement, the subsidiary installed additional pollution control equipment to address the compliance issues. The subsidiary was assessed $50,000 in civil penalties associated with the Administrative Agreement. In the summer of 1996 and then on January 28, 1997, the subsidiary executed amendments to the Administrative Agreement ("Amended Agreements"). The Amended Agreements imposed a $150,000 civil penalty, which penalty has been paid. Since the 1997 amendment, the Chemical Business has been assessed stipulated penalties of approximately $67,000 by the Arkansas Department of Pollution Control and Ecology ("ADPC&E") for violations of certain provisions of the 1997 Amendment. The Chemical Business believes that the El Dorado Plant has made progress in controlling certain off-site emissions; however, such off-


                          CLIMACHEM, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
           Three Months Ended March 31, 1998 and 1997

     site emissions have occurred and continue to occur from time to time, which could result in the assessment of additional penalties against the Chemical Business by the ADPC&E for violation of the 1997 Amendment.

          During May 1997, approximately 2,300 gallons of caustic material spilled when a valve in a storage vessel failed, which was released to a storm water drain, and according to ADPC&E records, resulted in a minor fish kill in a drainage ditch near EDC's El Dorado, Arkansas, facility ("El Dorado Facility"). ADPC&E has proposed a Consent Administrative Agreement ("CAA") to resolve the event. The proposed CAA will include a civil penalty in the amount of $201,700 which includes $125,000 which was previously agreed to be paid in the form of environmental improvements at the El Dorado Plant. The Company believes the amount of the proposed civil penalty in excess of such $125,000 is excessive and intends to seek reduction of such amount. The draft of the proposed Consent Administrative Agreement also requires EDC to install and operate equipment to recover and treat contaminated groundwater. EDC has proposed a long term monitoring program as the groundwater remedy, and will vigorously oppose the remedy proposed in this suggested order. The draft of the proposed CAA also requires the Chemical Business to undertake certain additional compliance measures and equipment improvements related to the El Dorado Plant's wastewater treatment system.

B. In 1996, a lawsuit was filed against the Company's Chemical Business by a group of residents of El Dorado, Arkansas, asserting a citizens' suit against the Chemical Business as a result of certain alleged violations of the Clean Air Act, the Clean Water Act, the Chemical Business' air and water permits and certain other environmental laws, rules and regulations. The citizens' suit requests the court to order the Chemical Business to cure such alleged violations, if any, plus penalties as provided under the applicable statutes. During the first quarter of 1998 the Company's Chemical Business has entered into a Consent Decree in settlement of the citizen suit. The Consent Decree is subject to approval by the court. Under the terms of the Consent Decree, which is subject to court approval, the Company's Chemical Business has agreed to, among other things, (i) the granting of an injunctive relief requiring its El Dorado Facility to (a) comply with certain


                          CLIMACHEM, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
           Three Months Ended March 31, 1998 and 1997

     discharge, monitoring and reporting requirements of its waste water discharge permit, the emission limitations of its air permit and the notification requirements under certain sections of certain environmental laws and the statutory penalties for failure to comply with such notification requirements, (b) perform air and water tests to determine if the El Dorado Facility is meeting certain compliance levels and, if the tests do not meet the required compliance levels, to make the necessary corrections thereto so that such compliance levels are met, and (c) limitations relating to the El Dorado Facility's use of its older concentrated nitric acid plant, (ii) to provide the plaintiffs with copies of certain documents forwarded to, or received by, appropriate environmental regulatory agencies by the El Dorado Facility and summaries of certain test results at the El Dorado Facility, (d) pay to the U.S. Treasury $50,000 as a penalty, and (e) pay certain stipulated penalties under certain conditions in the event the El Dorado Facility fails to comply with the terms of the Consent Decree. All actions to be performed by the Company's Chemical Business under the Consent Decree and payment of penalties required by the Consent Decree are to be paid by the Company's Chemical Business.

     In July 1996, several of the same individuals who are plaintiffs in the citizens' suit referenced above filed a toxic tort lawsuit against the Company's Chemical Business alleging that they suffered certain injuries and damages as a result of alleged releases of toxic substances from the Chemical Business' El Dorado, Arkansas manufacturing facility.

     In October 1996, another toxic tort lawsuit was filed against the Company's Chemical Business. This subsequent action asserts similar damage theories as the previously discussed lawsuit, except this action attempts to have a class certified to represent substantially all allegedly affected persons. The plaintiffs are suing for an unspecified amount of actual and punitive damages.

     The Company and the Chemical Business maintain an Environmental Impairment Insurance Policy ("EIL Insurance") that provides coverage to the Company and the Chemical Business for certain discharges, dispersals, releases, or escapes of certain contaminants and pollutants into or upon land, the atmosphere or any water course or body of water from the Site, which has caused bodily injury, property damage or contamination to others or to other property not on the Site. The EIL Insurance provides limits of liability for each loss


                          CLIMACHEM, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
           Three Months Ended March 31, 1998 and 1997

     up to $10.0 million and a similar $10.0 million limit for all losses due to bodily injury or property damage, except $5.0 million for all remediaton expenses, with the maximum limit of liability for all claims under the EIL Insurance not to exceed $10.0 million for each loss or remediaton expense and $10.0 million for all losses and remediaton expenses. The EIL Insurance also provides a retention of the first $500,000 per loss or remediaton expense that is to be paid by the Company. The Company's Chemical Business has spent approximately $1.2 million in legal, expert and other costs in connection with the toxic tort and citizen lawsuits described above. The Company has been reimbursed under its EIL Insurance approximately $405,000 of the $1.2 million. The EIL Insurance carrier has assumed responsibility for all subsequent legal, expert and other costs of defense and is paying such legal, expert and other costs on an on-going basis, subject to a reservation of rights relating to the citizens' suit.

     In 1998 the Company's Chemical Business entered into an agreement to settle the class action toxic tort lawsuit and completed a settlement of the other toxic tort lawsuit. Settlement of the class action toxic tort lawsuit has been preliminarily approved by the court, but such settlement is subject to final approval by the court. Settlement of the class action toxic tort lawsuit, if completed, will require, and settlement of the other toxic tort lawsuit did require, cash payments to the plaintiffs. Substantially all of such cash settlement payments are to be or were funded directly by the Company's EIL Insurance carrier.

     The amount of the settlements of the toxic tort cases as discussed above paid by the EIL Insurance and the amount paid under the EIL Insurance for legal and other expenses relating to the defense of the toxic tort cases and the citizen suit case reduce the coverage amount available under the EIL insurance.

C. A civil cause of action has been filed against the Company's Chemical Business and five (5) other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. The plaintiffs are suing for an unspecified amount of damages, which, pursuant to statute, plaintiffs are requesting be trebled, together with costs. Based on the information presently available to the Company, the Company does not believe that the Chemical Business conspired with any


                          CLIMACHEM, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
           Three Months Ended March 31, 1998 and 1997

     party, including but not limited to, the five (5) other defendants, to fix prices in connection with the sale of commercial explosives. Discovery has only recently commenced in this matter. The Chemical Business intends to vigorously defend itself in this matter.

     The Company's Chemical Business has been added as a defendant in a separate lawsuit pending in Missouri. This lawsuit alleges a national conspiracy, as well as a regional conspiracy, directed against explosive customers in Missouri and seeks unspecified damages. The Company's Chemical Business has been included in this lawsuit because it sold products to customers in Missouri during a time in which other defendants have admitted to participating in an antitrust conspiracy, and because it has been sued in the preceding described lawsuit. Based on the information presently available to the Company, the Company does not believe that the Chemical Business conspired with any party, to fix prices in connection with the sale of commercial explosives. The Chemical Business intends to vigorously defend itself in this matter.

     For several years, certain members of the explosives industry have been the focus of a grand jury investigation being supervised by the U.S. Department of Justice ("DOJ") in connection with criminal antitrust allegations involving price fixing. Certain explosives companies, other than the Company, including all the Company's major competitors, and individuals employed by certain of those competitors, were indicted and have pled guilty to antitrust violations. The guilty pleas have resulted in nearly $40 million in criminal fines.

     In connection with the grand jury investigation, the Company's Chemical Business received and has complied with two document subpoenas, certain of the Company's Chemical Business' employees have been interviewed by the DOJ under grants of immunity from prosecution, and certain of the Company's Chemical Business employees have testified under subpoena before the grand jury under grants of immunity in connection with the investigation. The Company believes that it has cooperated fully with the government's investigation. The Company has been informed by an official of the DOJ that it is not currently a target of the above investigation or of any grand jury investigating criminal antitrust activity in the explosives or ammonium nitrate industries.

     During the third quarter of 1997, a subsidiary of the Company was served with a lawsuit in which approximately 27 plaintiffs have sued approximately 13 defendants, including a subsidiary


                          CLIMACHEM, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
           Three Months Ended March 31, 1998 and 1997

     of the Company alleging personal injury and property damage for undifferentiated compensatory and punitive damages of approximately $7,000,000. Specifically, the plaintiffs assert blast damage claims, nuisance (road dust from coal trucks) and personal injury claims (exposure to toxic materials in blasting materials) on behalf of residents living near the Heartland Coal Company ("Heartland") strip mine in Lincoln County, West Virginia. Heartland employed the subsidiary to provide blasting materials and personnel to load and shoot holes drilled by employees of Heartland. Down hole blasting services were provided by the subsidiary at Heartland's premises from approximately August 1991, until approximately August 1994. Subsequent to August 1994, the subsidiary supplied blasting materials to the reclamation contractor at Heartland's mine. In connection with the subsidiary's activities at Heartland, the subsidiary has entered into a contractual indemnity to Heartland to indemnify Heartland under certain conditions for acts or actions taken by the subsidiary for which the subsidiary failed to take, and Heartland is alleging that the subsidiary is liable thereunder for Heartland's defense costs and any losses to or damages sustained by, the plaintiffs in this lawsuit. Discovery has only recently begun in this matter, and the Company intends to vigorously defend itself in this matter. Based on limited information available, the subsidiary's counsel believes that the exposure, if any, to the subsidiary related to this litigation is in the $100,000 range.

The Company, including its subsidiaries, is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management after consultation with counsel, all claims, legal actions (including those described above) and complaints are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that unfavorable disposition is not presently expected to have a material effect on the financial position of the Company, but could have a material impact to the net loss of a particular quarter or year, if resolved unfavorably.

NOTE 6: TRANSACTIONS WITH RELATED PARTIES
-----------------------------------------

On November 21, 1997, the Company and LSB entered into a services agreement (the "Services Agreement") pursuant to which LSB will provide to the Company various services, including financial and accounting, order entry, billing, credit, payable, insurance, legal, human resources, advertising and marketing, and related administrative services, that LSB has historically provided to the operations and businesses of the Company. The Company will pay to, or reimburse, LSB for the


                          CLIMACHEM, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
           Three Months Ended March 31, 1998 and 1997

Company's payroll that is paid by LSB and the costs and expenses incurred by LSB in the performance of the Services Agreement.

Under the terms of the Services Agreement, the Company will also pay to, or reimburse, LSB for the value of the office facilities of LSB, including LSB's principal offices and financial accounting offices utilized in the performance of the Services Agreement. LSB will determine the proportionate usage of such facilities by LSB and the Company, and the Company will pay up to, or reimburse, LSB for its proportionate share of such usage.

Charges for such services included in the accompanying condensed consolidated financial statements were $587,000 and $450,000 for the quarterly periods ended March 31, 1998 and 1997, respectively. Management of the Company believes these charges from LSB reasonably approximate additional general and administrative costs which would have been incurred if the Company had been an independent entity during such periods.
These amounts do not include reimbursements for costs described in the next paragraph or amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

The Services Agreement also provides that LSB will permit employees of the Company and its subsidiaries to continue to participate in the benefit plans and programs sponsored by LSB.
The Company will pay to, or reimburse, LSB for the costs associated with participation by the employees of the Company in LSB's benefit plans and programs.

On November 21, 1997, LSB and the Company entered into a management agreement (the "Management Agreement"), which provides that LSB will provide to the Company, managerial oversight and guidance concerning the broad policies, strategic decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB. Under the Management Agreement, the Company is to pay LSB a fee for such services which will not exceed $1.8 million annually based on a formula set forth in the Management Agreement, if the Company's consolidated earnings before interest, income taxes, depreciation and amortization ("EBITDA"), exceeds certain amounts on a quarterly basis during a year and certain amounts at the end of a year during the term of the Management Agreement. The maximum management fee amount to be paid to LSB by the Company will be increased annually commensurate with the percentage increase, if any, in the Consumer Price Index during the preceding calendar year, beginning January 1, 1998. No amounts were paid to LSB by the Company under the Management Agreement during the quarter ended


                          CLIMACHEM, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
           Three Months Ended March 31, 1998 and 1997

March 31, 1998, due to the Company's EBITDA being below the specified level.

On November 21, 1997, the Company and LSB entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for (i) the allocation of payments of taxes for periods during which the Company and its subsidiaries and LSB are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. For tax periods beginning after December 1996 and ending ten years thereafter, so long as the Company is included in LSB's consolidated federal income tax returns or state consolidated combined or unitary tax returns, the Company will be required to pay to LSB an amount equal to the Company's consolidated federal and state income tax liability calculated as if the Company and its subsidiaries were a separate consolidated tax group and not part of LSB's consolidated tax group. Such amount is payable in estimated quarterly installments. If the sum of the estimated quarterly installments is (a) greater than the tax liability of the Company, on a consolidated basis, as determined by LSB, under the Tax Sharing Agreement, then LSB will refund the amount of the excess to the Company, or (b) less than the Company's tax liability, on a consolidated basis, as determined by LSB, under the Tax Sharing Agreement, then the Company will pay to LSB the amount of the deficiency. For the quarters ended March 31, 1998 and 1997 respectively, the Company did not pay LSB and is not obligated to pay LSB any amount under the Tax Sharing Agreement.

Under the terms of an Indenture between the Company, the guarantors and the trustee relating to the Notes (as defined in Note 4), the Company is permitted to distribute or pay in the form of dividends and other distributions to LSB in connection with the Company's outstanding equity securities or loans, (a) advances or investments to any person (including LSB), up to 50% of the Company's consolidated net income for the period (taken as one accounting period), commencing on the first day of the first full fiscal quarter commencing after the Issue Date (as defined in Note 4) to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by the Company from the sale of its capital stock. This limitation will not prohibit (i) payment to LSB under the Services Agreement, Management Agreement and the Tax Sharing Agreement, or


                          CLIMACHEM, INC.
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
           Three Months Ended March 31, 1998 and 1997

(ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration.

The Company also leases the facilities of one of its Climate Control manufacturing subsidiaries from a subsidiary of LSB that is not the Company or a subsidiary of the Company under an operating lease. Rental expense associated with the lease was $118,750 during the first quarter of each 1998 and 1997.

The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At March 31, 1998, the Company had loans and advances due from LSB of approximately $13.4 million, $10.0 million of these loans were loaned to LSB from the proceeds of the sale of the Notes and bears interest at 10-3/4%, maturing November 2007. The remainder of the these loans to LSB and affiliates relate to cash advances from the Company to LSB and affiliates prior to the sale of the Notes and these loans are due November 2007 and bear interest at 7% per annum. The Company has $.2 million due to LSB and affiliates as of March 31, 1998, included in current liabilities related to operations under the Services Agreement, which is non-interest bearing.

NOTE 7: SUBSEQUENT EVENT
------------------------

On April 16, 1998, the Company's Exchange Offer Registration Statement to exchange the Notes described in Note 4 for 10-3/4% Series B Senior Notes due 2007 ("New Notes") was declared effective by the Securities and Exchange Commission ("Commission"). During the exchange offer period, the holders of all $105 million of the Notes elected to exchange the Notes for New Notes. The form and terms of the New Notes are the same as the form and terms of the Notes (which they replace), except the New Notes will bear a Series B designation and will have been registered under the Securities Act of 1933, as amended, will not bear legends restricting their transfer and will not contain provisions relating to liquidated damages which were included in the terms of the Notes in certain circumstances relating to the timing of the exchange offer. The New Notes will evidence the same debt as the Notes and will be issued under and entitled to the benefits of the Indenture.


  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of
Financial Condition and Results of Operations ("MD&A") should be read in conjunction with a review of the Company's March 31, 1998
Condensed Consolidated Financial Statements.

     Certain statements contained in this "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" may be deemed forward-looking statements.  See
"Special Note Regarding Forward-Looking Statements".

OVERVIEW

     In October 1997, the Company was organized as a new wholly owned subsidiary of LSB Industries, Inc. ("LSB"). The Company owns substantially all of LSB's Chemical and Climate Control Businesses. See Note 1 of Notes to Condensed Consolidated Financial Statements. Information about the Company's operations in different industry segments for the three months ended March 31, 1998 and 1997 is detailed below.
                                     Three Months Ended March 31,
                                        1998         1997
                                     ___________  __________
                                          (In thousands)
                                            (Unaudited)
Sales:
  Chemical                           $   33,424   $   40,599
  Climate Control                        29,936       21,620
                                     ----------   ----------
                                     $   63,360   $   62,219
                                     ==========   ==========
Gross profit (1):
  Chemical                           $    4,596   $    3,323
  Climate Control                         8,353        6,044
                                     ----------   ----------
                                     $   12,949   $    9,367
                                     ==========   ==========
Operating profit (loss) (2):
  Chemical                           $      838   $     (780)
  Climate Control                         2,399        1,173
                                     ----------   ----------
                                          3,237          393
Interest expense                         (3,313)      (2,036)
                                     ----------   ----------
Loss before benefit
  for income taxes                   $      (76)  $   (1,643)
                                     ==========   ==========

(1)(1) Gross profit by industry segment represents net sales less cost of sales.


(2) Operating profit (loss) by industry segment represents revenues less operating expenses before deducting interest expense and income taxes.

CHEMICAL BUSINESS
-----------------

     Beginning in 1994, the results of operations of the Chemical Business have been adversely impacted by the high cost of anhydrous ammonia. From its most recent cyclical low in 1986 through 1993, the average Gulf Coast price (the "Spot Price") of anhydrous ammonia was approximately $100 per ton. During 1994 and in each of the years since, a tightness in supply developed which resulted in an increase in the Spot Price of anhydrous ammonia to an average of approximately $195 per ton. The Company believes that the tightness in supply of anhydrous ammonia that emerged in 1994 was a result of increased industrial usage as the U.S. economy grew, a net consolidation of the domestic capacity and a disruption in supply coming from the former Soviet Union. Although prices for anhydrous ammonia vary considerably from month to month, the annual average price has remained high for each of the last three years. The Company currently purchases approximately 220,000 tons of anhydrous ammonia per year under two contracts, both effective as of January 1, 1997. The Company's purchase price of anhydrous ammonia under these contracts can be higher or lower than the Spot Price of anhydrous ammonia. The higher prices have been partially passed on to customers; however, the Chemical Business has not been able to offset the entire cost increase with price increases for its products resulting in lower gross profit margins during each of the periods since the increase. The Company believes there is approximately 2 million tons of additional annual capacity being constructed in the western hemisphere scheduled for completion in 1998 and 1999. The Company believes this additional capacity may contribute to a decline in the future market price of anhydrous ammonia.

     During July 1997, a subsidiary of the Company entered into an agreement with Bayer Corporation ("Bayer") whereby the Company's subsidiaries would act as agent to construct a nitric acid plant located within Bayer's Baytown, Texas chemical plant complex. This plant, when constructed, will be operated by the Company's subsidiary and will supply nitric acid for Bayer's polyurethane units under a long-term supply contract. Management estimates that, after the initial startup phase of operations at the plant, at full production capacity based on terms of the Bayer Agreement and based on current market conditions, the plant should generate approximately $50 million in annual gross revenues. It is anticipated that the construction of the nitric acid plant at Bayer's facility in Baytown, Texas, will cost approximately $60 million and construction is scheduled to be completed by the end of 1998. The Company's subsidiary is to lease the nitric acid plant pursuant to a leverage lease from an unrelated third party for an initial term of ten (10) years from the date that the plant becomes fully operational, and the construction financing of this plant is being provided by an unaffiliated lender.

     The results of operation of the Chemical Business' Australian subsidiary have been adversely affected due to the recent economic developments in certain countries in Asia. These economic developments in Asia have had a negative impact on the mining industry in Australia which the Company's Chemical Business services. If these adverse economic conditions in Asia continue for an extended period of time, such could have an adverse effect on the Company's consolidated results of operations for 1998.

CLIMATE CONTROL
---------------

     The Climate Control Business manufactures and sells a broad range of hydronic fan coil, air handling, air conditioning, heating, water source heat pumps, and dehumidification products targeted to both commercial and residential new building construction and renovation.

     The Climate Control Business focuses on product lines in the specific niche markets of hydronic fan coils and water source heat pumps and has established a significant market share in these specific markets.

     As indicated in the above table, the Climate Control
Business reported improved sales (an increase of 38.5%) and improved operating profit for the first three months of 1998 as compared to the first three months of 1997.


RESULTS OF OPERATIONS

Three months ended March 31, 1998 vs. Three months ended March
31, 1997.
-----------------------------------------------------------------

     REVENUES
     --------

     Total revenues for the three months ended March 31, 1998 and 1997 were $63.4 million and $62.3 million, respectively (an increase of $1.1 million). Sales increased $1.1 million and other income remained consistent.

     NET SALES
     ---------

     Consolidated net sales included in total revenues for the three months ended March 31, 1998 were $63.3 million, compared to $62.2 million for the first three months of 1997, an increase of $1.1 million. This increase in sales resulted from: (i) increased sales in the Climate Control Business of $8.3 million due to increased sales in this Business' Heat Pump and Fan Coil product lines, offset by (ii) decreased sales in the Chemical Business of $7.2 million primarily due to lower sales in the U.S. of agricultural and blasting products and decreased business volume of its Australian subsidiary.

     GROSS PROFIT
     ------------

     Gross profit was 20.4% for the first three months of 1998, compared to 15.1% for the first three months of 1997. The increase in the gross profit percentage was due primarily to lower production costs in the Chemical Business, due to the effect of lower prices of anhydrous ammonia in 1998, and lower unabsorbed overhead costs caused by excessive downtime related to problems associated with mechanical failures at the Chemical Business' primary manufacturing plant in the first quarter of 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
     -------------------------------------------

     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 15.4% in the three month period ended March 31, 1998, compared to 14.5% for the first three months of 1997. This increase is primarily the result of decreased sales volume in the Chemical Business without a comparable decrease in fixed costs , offset by increased sales volume in the Climate Control Business without an equivalent corresponding increase in SG&A.

     INTEREST EXPENSE
     ----------------

     Interest expense for the Company was $3.3 million during the first quarter of 1998, compared to $2.7 million, before deducting capitalized interest, during the first quarter of 1997. During the first quarter of 1997, $.7 million of interest expense was capitalized in connection with construction of the DSN Plant.
The increase of $.6 million before the effect of capitalization primarily resulted from increased borrowings

     LOSS BEFORE TAXES
     -----------------

     The Company had a loss before income taxes of $.1 million in the first quarter of 1998 compared to a loss before income taxes of $1.6 million in the three months ended March 31, 1997. The increased profitability of $1.5 million was primarily due to increased sales and gross profits as previously discussed.

     BENEFIT FOR INCOME TAXES
     ------------------------

     The credit for income taxes pursuant to the terms of the Tax Sharing Agreement as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements was $30,000 for the first quarter of 1998 on a pre-tax loss of $76,000 (40%) compared to $.7 million in the first quarter of 1997 on a pre-tax loss of $1.6 million (43%).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOW FROM OPERATIONS
-------------------------

     Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures.
The Company has financed its cash requirements primarily through internally generated cash flow and borrowings under its revolving credit facilities, and more recently, by issuance of senior unsecured notes.

     Net cash provided by operations for the quarter ended March 31, 1998 was $4.1 million, after $2.5 million for noncash depreciation and amortization, $.1 million in provisions for possible losses on accounts receivable, $.1 million in benefit for deferred income taxes including the following changes in assets and liabilities: (i) accounts receivable increases of $4.7 million; (ii) inventory decreases of $2.4 million; (iii) decreases in supplies and prepaid items of $.1 million; (iv) increases in accounts payable and accrued liabilities of $2.4 million and (v) a net change in due to / from LSB and affiliates of $2.4 million. The increase in accounts receivable is due to increased sales in the Climate Control Business (see "Results of Operations" for discussion of increase in sales) and seasonal sales of agricultural products in the Chemical Business. The decrease in inventory was due primarily to a decrease at the Chemical Business due to seasonal sales of agricultural products. The increase in accounts payable and accrued liabilities resulted primarily from an increase in accrued interest expense related to senior unsecured notes which is payable semi-annually.


CASH FLOW FROM INVESTING AND FINANCING ACTIVITIES
-------------------------------------------------

     Cash used by investing activities for the quarter ended March 31, 1998 included $1.1 million in capital expenditures and $1.1 million used to increase other assets. The capital expenditures took place in the Chemical and Climate Control Businesses to enhance production and product delivery capabilities. The increase in other assets included $.5 million of deposits made in connection with an interest rate hedge contract related to the agreement with Bayer.

     Net cash used by financing activities included (i) payments on long-term debt of $1.3 million, and (ii) net increases in revolving debt of $.2 million.

SOURCE OF FUNDS
---------------

     The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

     In October 1997, the Company was organized as a new wholly owned subsidiary of LSB. The Company owns substantially all of LSB's Chemical and Climate Control Businesses. On November 26, 1997, the Company issued senior unsecured notes (the "Notes") in the aggregate amount of $105 million pursuant to the terms of the Indenture. The Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all, except for one inconsequential subsidiary, of the existing and all of the future subsidiaries of the Company.

     Interest on the Notes is payable semiannually on June 1 and December 1 of each year, commencing June 1, 1998. The Notes will mature on December 1, 2007, unless earlier redeemed. The Notes are redeemable at the option of the Company on December 1, 2002 at 105.375% of the principal amount declining to face amount at December 1, 2005 and thereafter under the terms set forth in the Indenture. The Notes are effectively subordinated to all secured indebtedness of the Company and its subsidiaries.

     Certain subsidiaries of the Company are parties to a working capital revolving line of credit evidenced by a loan agreement ("Revolving Credit Agreement") with an unrelated lender ("Lender") collateralized by receivables, inventory, proprietary rights and proceeds thereof of the Company and the subsidiaries that are parties to the Revolving Credit Agreement. The Revolving Credit Agreement, as amended, provides for revolving credit facilities ("Revolver") for total direct borrowings up to $65.0 million, including the issuance of letters of credit.
Under the Revolver, LSB and certain subsidiaries of LSB that are not the Company or subsidiaries of the Company have the right to borrow, on a revolving basis, up to $24 million of the $65 million. As of March


31, 1998, LSB and its subsidiaries other than the Company and its subsidiaries have borrowed $7.4 million under the Revolver. Any amounts borrowed by LSB and its subsidiaries that are not subsidiaries of the Company will reduce the amount that the subsidiaries of the Company may borrow at any one time under the Revolver. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Revolving Credit Agreement, as amended, provides for interest at the lender's prime rate plus 1.5% per annum or, at the Company's option, on the Lender's LIBOR rate plus 3.875% per annum (which rates are subject to increase or reduction based upon achieving specified availability and adjusted tangible net worth levels). At March 31, 1998, the effective interest rate was 10.0%. The term of the Revolving Credit Agreement is through December 31, 2000, and is renewable thereafter for successive thirteen month terms. At March 31, 1998, the availability for additional borrowings by the subsidiaries of the Company, based on eligible collateral, approximated $33.6 million. Borrowings by subsidiaries of the Company under the Revolver outstanding at March 31, 1998, were $6.3 million. The Revolving Credit Agreement requires the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. The annual interest on the outstanding debt under the Revolver at March 31, 1998 at the rates then in effect would approximate $.6 million. The Revolving Credit Agreement also requires the payment of an annual facility fee of 0.5% of the unused revolver.

     In addition to the Revolving Credit Agreement discussed above, as of March 31, 1998, the Company's wholly-owned subsidiary, DSN Corporation ("DSN"), is a party to several loan agreements with a financial company (the "Financing Company") for three projects. At March 31, 1998, DSN had outstanding borrowings of $12.9 million under these loans. The loans have repayment schedules of 84 consecutive monthly installments of principal and interest. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at March 31, 1998, at the agreed to interest rates would approximate $1.1 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements.

     The Company's Australian subsidiary has a revolving credit working capital facility with a bank (the "TES Revolving Facility"). The TES Revolving Facility is approximately AUS$10.5 million (approximately US$6.9 million). The TES Revolving Facility allows for borrowings based on specific percentages of qualified eligible assets. At March 31, 1998,based on the effective exchange rate, the availability under the TES Revolving Facility was approximately US $6.2 million (AUS$9.3 million), with approximately US$4.7 million (AUS$7.1 million approximately) being borrowed at


March 31, 1998. Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from LSB and certain subsidiaries of TES. The interest rate on this debt is dependent upon the borrowing option elected by TES and had a weighted average rate of 6.5% at March 31, 1998. TES is in technical noncompliance with a certain financial covenant contained in the loan agreement involving the TES Revolving Facility. However, this covenant was not met at the time of closing of this loan and the bank has continued to extend credit under this facility. The outstanding borrowing under the TES Revolving Facility at March 31, 1998, has been classified as due within one year in the accompanying consolidated financial statements.

     Future cash requirements include working capital requirements for anticipated sales increases in all businesses and funding for future capital expenditures. Funding for the higher accounts receivable and inventory requirements resulting from anticipated sales increases will be provided by cash flow generated by the Company and the revolving credit facilities discussed elsewhere in this report. The Company has planned capital expenditures of approximately $8.4 million in the Chemical and Climate Control Businesses for 1998.

     Management believes that cash flows from operations, the Company's revolving credit facilities, and other sources will be adequate to meet its presently anticipated capital expenditure, working capital, and debt service requirements.

CONTINGENCIES
-------------

      The Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome.


                      SPECIAL NOTE REGARDING
                     FORWARD-LOOKING STATEMENTS


     Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, (i) the EDNC Baytown Plant will cost approximately $60 million, will be completed by late 1998 and, when the EDNC Baytown Plant is fully operational, the annual sales volume from such plant will be approximately $50.0 million,
(ii) future cash requirements (iii) ability to meet presently anticipated capital expenditures, working capital, and debt service requirements, (iv) ability to comply with the Company's general working capital requirements, (v) ability to be able to continue to borrow under the Company's revolving line of credit,
(vi) contingencies should not have a material adverse impact on the Company's liquidity, and (vii) ability to complete certain settlements. While the Company believes the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues, (iii) inability to collect in a timely manner a material amount of receivables, (iv) increased competitive pressures, (v) contracts are not obtained or projects are not finalized within a reasonable period of time or on schedule, (vi) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, (vii) additional releases (particularly air emissions into the environment), (viii) potential increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, (ix) inability to retain management or to develop new management, (x) the requirement to use internally generated funds for purposes not presently anticipated, (xi) the effect of additional production capacity of anhydrous ammonia in the western hemisphere, (xii) the cost for the purchase of anhydrous ammonia not reducing or continuing to increase or the cost for natural gas increases, (xiii) changes in operating strategy or development plans, (xiv) inability to fund the expansion of the Company's businesses, (xv) adverse results in any of the Company's pending litigation,(xvi) inability to finalize the settlements of the pending environmental litigation or the Company's insurance does not cover a substantial portion of such settlements, and (xvii) other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.


              Independent Accountants' Review Report



Board of Directors
ClimaChem, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of ClimaChem, Inc. and subsidiaries as of March 31, 1998, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ClimaChem, Inc. as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 16, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                              ERNST & YOUNG LLP


Oklahoma City, Oklahoma
May 12, 1998


                             PART II
                       OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
-------   -----------------

     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in its S - 4 Registration Statement No. 333-44905 ("Registration Statement") under "Company - Legal Proceedings", declared effective by the Commission on April 16, 1998, except the following settlements or material developments have occurred regarding certain of such litigation:

     Roy Carr, et. al v. El Dorado Chemical Company ("Carr Case"); Richard Detrez, et. al v. El Dorado Chemical Company ("Detrez Case"); Roy A. Carr, Sr., et. al v. El Dorado Chemical Company ("Citizen Suit"), which are or were pending against El Dorado Chemical Company ("EDC"), a subsidiary of the Company within the Company's Chemical Business, in the United States District Court, Western District of Arkansas. During the first quarter of 1998, EDC (i) settled the Carr Case, (ii) entered into a Consent Decree, subject to court approval, in settlement of the Citizen Suit, and (iii) entered into an agreement to settle the Detrez Case. The settlement of the Detrez Case has been preliminarily approved by the court, but such settlement is subject to final approval by the court.

     Under the terms of the Consent Decree in settlement of the Citizen Suit, which is subject to court approval, EDC has agreed to, among other things, (i) the granting of injunctive relief requiring its El Dorado, Arkansas facility("El Dorado Facility") to (a) comply with certain discharge, monitoring and reporting requirements of its waste water discharge permit, the emission limitations of its air permit and the notification requirements under certain sections of certain environmental laws and the statutory penalties for failure to comply with such notification requirements, (b) perform air and water tests to determine if the El Dorado Facility is meeting certain compliance levels and, if the tests do not meet the required compliance levels, to make the necessary corrections so that such compliance levels can be met, and (c) limitations relating to the El Dorado Facility's use of its older concentrated nitric acid plant, (ii) provide the plaintiffs with copies of certain documents forwarded to, or received by, appropriate environmental regulatory agencies by the El Dorado Facility and summaries of certain test results at the El Dorado Facility, (iii) pay to the U.S. Treasury $50,000 as a penalty, and (iv) pay certain stipulated penalties under certain conditions in the event the El Dorado Facility fails to comply with the terms of the Consent Decree. All Actions to be performed by the Company's Chemical Business under the Consent Decree and payment of penalties required by the Consent Decree are to be paid by the Company's


Chemical Business.

     Under the Carr Case settlement and the agreement to settle the Detrez Case, certain cash payments will be or are to be made to the plaintiffs as a result of such settlements. Substantially all such cash settlement payments made in the Carr Case and to be made in the Detrez Case, if the Detrez Case settlement is completed pursuant to the terms of the agreement are to be funded directly by the Company's EIL Insurance. See Note 1 to Notes to Condensed Consolidated Financial Statements and "Special Note Regarding Forward - Looking Statements."

Item 2.   Changes in Securities
-------   ---------------------

     Not applicable.

Item 3.   Defaults upon Senior Securities
-------   -------------------------------

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

     Not applicable.

Item 5.   Other Information
-------   -----------------

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

     (A)  Exhibits.
          ---------

          The Company has included the following exhibits in this report:

           4.1 10-3/4% Series B Senior Notes due 2007.
          27.1 Financial Data Schedule.

     (B)  Reports of Form 8-K.
          --------------------

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 29th day of May 1998.


                          CLIMACHEM, INC.



                            By: /s/ Tony M. Shelby
                                ---------------------------------
                                Tony M. Shelby,
                                Vice President - Chief Financial
                                Officer, (Principal Financial
                                Officer)


                            By: /s/ Jim D. Jones
                                 --------------------------------

                                Jim D. Jones
                                Vice President - Treasurer
                                (Principal Accounting Officer)



