Form 10-Q
period 1998-06-30
CLIMACHEM INC
filed 1998-08-18
CIK 1053518

FORM 10-Q

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended       June 30, 1998
                          ______________________________
                                OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For The transition period from ________________ to ______________

Commission file number __________________________________________


                         ClimaChem, Inc.
       ____________________________________________________
      Exact name of Registrant as specified in its charter


         OKLAHOMA                           73-1528549
______________________________           __________________
State or other jurisdiction of            I.R.S. Employer
incorporation or organization             Identification No.


      16 South Pennsylvania, Oklahoma City, Oklahoma  73107
      ______________________________________________________
       Address of principal executive offices    (Zip Code)

                          (405) 235-4546
        __________________________________________________
       Registrant's telephone number, including area code

                               None
       ___________________________________________________
         Former name, former address and former fiscal year, if changed since last report.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         YES  X     NO
                            ____      _____

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

The accompanying condensed consolidated balance sheet of ClimaChem, Inc. at June 30, 1998, the condensed consolidated statements of operations for the six month and three month periods ended June 30, 1998 and 1997 and the consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the six months and three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1997, was derived from audited financial statements as of that date. Reference is made to the Company's registration statement on Form S-4 filed April 10, 1998 for an expanded discussion of the Company's financial disclosures and accounting policies.

                         CLIMACHEM, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
           (Information at June 30, 1998 is unaudited)
                      (Dollars in thousands)

                                                   June 30,   December 31,
ASSETS                                               1998          1997
_________________________________________       ___________    ___________
Current assets:

  Cash and cash equivalents                     $    3,883     $    3,534

  Trade accounts receivable, net of allowance       41,316         38,521

  Inventories:
    Finished goods                                  10,856         13,189
    Work in process                                  7,486          7,803
    Raw materials                                   18,074         17,768
                                                __________     __________
      Total inventory                               36,416         38,760

  Supplies and prepaid items                         7,502          6,282
  Income tax receivable                                442          2,142
  Current deferred income taxes                      1,345          1,345
  Due from LSB and affiliates                            -          2,157
                                                __________     __________
    Total current assets                            90,904         92,741

Property, plant and equipment, net                  81,974         84,329

Due from LSB and affiliates, net                    13,443         13,443

Other assets, net                                    9,058         10,362
                                                __________     __________
                                                $  195,379     $  200,875
                                                ==========     ==========

                  (Continued on following page)

                         CLIMACHEM, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
           (Information at June 30, 1998 is unaudited)
                      (Dollars in thousands)


                                                    June 30,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1998           1997
________________________________________          ___________     __________
Current liabilities:
  Accounts payable                                $    18,313     $   19,091
  Accrued liabilities                                   9,525          9,075
  Current portion of long-term debt (Note 4)            7,295          9,838
  Due to LSB and affiliates                               668              -
                                                   __________      _________
     Total current liabilities                         35,801         38,004

Long-term debt (Note 4)                               122,092        126,346

Contingencies (Note 5)

Deferred income taxes                                   9,236          9,236

Stockholders' equity:
  Common stock, $.10 par value; 500,000
    shares authorized, 10,000 shares
    issued                                                  1              1
  Capital in excess of par value                       12,652         12,652
  Accumulated other comprehensive loss                 (1,609)        (1,003)
  Retained earnings                                    17,206         15,639
                                                  ___________     __________
                                                       28,250         27,289
                                                  ___________     __________
    Total stockholders' equity                    $   195,379        200,875
                                                  ===========     ===========

                     (See accompanying notes)

                         CLIMACHEM, INC.
    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF OPERATIONS
                           (Unaudited)
             Six Months Ended June 30, 1998 and 1997
         (Dollars in thousands, except per share amounts)


                                                       1998          1997
                                                   __________     __________
Revenues:
  Net sales                                        $ 137,130       $ 138,006
  Other income                                           197             330
                                                   __________      _________
                                                     137,327         138,336

Costs and expenses:
  Cost of sales                                      107,439         111,663
  Selling, general and administrative (Note 6)        20,348          18,718
  Interest                                             6,273           4,255
                                                   __________      _________
                                                     134,060         134,636
                                                   __________      _________
Income before provision for
  income taxes                                         3,267           3,700

Provision for income taxes                             1,700           1,501
                                                    ________       _________
Net income                                         $   1,567       $   2,199
                                                    ==========     =========

Retained earnings at beginning of period              15,639          19,913
Dividends to parent                                        -          (1,595)
                                                   __________      _________
Retained earnings at end of period                 $  17,206       $  20,517
                                                   ==========      =========

                     (See accompanying notes)

                         CLIMACHEM, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
            Three Months ended June 30, 1998 and 1997
         (Dollars in thousands, except per share amounts)


                                                       1998          1997
                                                   __________     __________
Revenues:
  Net sales                                        $   73,771      $ 75,787
  Other income                                            129           254
                                                   __________     __________
                                                       73,900        76,041

Costs and expenses:
  Cost of sales                                        57,028        58,811
  Selling, general and administrative (Note 6)         10,569         9,668
  Interest                                              2,960         2,218
                                                   __________     __________
                                                       70,557        70,697
                                                   __________     __________

Income before provision for
  income taxes                                          3,343         5,344
Provision for income taxes                              1,730         2,212
                                                   __________      ________
Net income                                         $    1,613      $  3,132
                                                   ==========      ========
Retained earnings at beginning of period               15,593        18,445
Dividends to parent                                         -        (1,060)
                                                   __________      ________
Retained earnings at end of period                 $   17,206      $ 20,517
                                                   ==========     ==========

                     (See accompanying notes)

                         CLIMACHEM, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
             Six Months Ended June 30, 1998 and 1997
                      (Dollars in thousands)


                                                      1998            1997
                                                   __________      _________
Cash flows from operations:
  Net income                                       $   1,567       $  2,199
  Adjustments to reconcile net income
    to cash flows provided (used) by operations:
      Depreciation, depletion and amortization:
        Property, plant and equipment                  4,707          3,651
        Other                                            579            360
      Provision for possible losses
        on receivables and other assets                  176            138
      Provision for deferred income taxes                  -            358
      Cash provided (used) by changes in assets
        and liabilities:
          Trade accounts receivable                   (3,275)        (5,635)
          Inventories                                  1,791          3,119
          Supplies and prepaid items                  (1,233)        (1,105)
          Accounts payable                              (690)        (7,329)
          Accrued liabilities                            594           (339)
          Due to / from LSB and affiliates             4,525              -
                                                  ___________      _________
Net cash provided (used) by operations                 8,741         (4,583)

Cash flows from investing activities:
  Capital expenditures                                (2,562)        (4,613)
  Proceeds from sales of equipment                        29            273
  Decrease in other assets                               682            857
                                                  ___________     __________
Net cash used in investing activities                 (1,851)        (3,483)

Cash flows from financing activities:
  Payments on long-term debt                          (4,236)       (21,679)
  Long-term and other borrowings                           -         50,000
  Net change in revolving debt                        (2,305)       (11,888)
  Net change in amounts due to / from
    LSB and affiliates                                     -         (7,818)
  Dividends paid to parent                                 -         (1,595)
                                                    _________     __________
Net cash provided (used) by financing activities      (6,541)         7,020
                                                    _________     __________
Net increase (decrease) in cash                          349         (1,046)

Cash and cash equivalents at beginning of period       3,534          1,109
                                                   __________     __________

Cash and cash equivalents at end of period         $   3,883      $      63
                                                   ==========     ==========

                     (See accompanying notes)

                         CLIMACHEM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             Six Months Ended June 30, 1998 and 1997


Note 1: Basis of Presentation The Company, a wholly-owned subsidiary of LSB Industries, Inc. ("LSB" or "Parent"), was organized under the laws of the State of Oklahoma in October 1997. The Company's Certificate of Incorporation authorizes the issuance of 500,000 shares of $.10 par value common stock. All of the issued and outstanding shares of common stock of the Company are directly or indirectly owned by LSB. The Company is a holding company which maintains operations through various wholly-owned subsidiaries. The Company owns, through its subsidiaries, a substantial portion, but not all, of the operations comprising the Chemical Business and Climate Control Business as previously owned by LSB. Prior to November 21, 1997, all of the Company's subsidiaries were wholly-owned subsidiaries of LSB, directly or through one or more intermediaries, and were contributed to the Company, following its formation, by LSB or other subsidiaries in exchange for all of the outstanding common stock of the Company. These exchanges were accounted for as a reorganization of entities under common control and, accordingly, reflect LSB's and its subsidiaries' historical cost of such subsidiaries and net assets. Accordingly, the condensed consolidated financial statements of the Company and its subsidiaries reflect this reorganization in a manner similar to a pooling of interests.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in the accompanying financial statements.

Note 2: Changes in Accounting Effective January 1, 1998, the Company changed its method of accounting for the costs of computer software developed for internal use to capitalize costs incurred after the preliminary project stage as outlined in Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). These costs capitalized will be amortized over their estimated useful life. Prior to 1998, these costs were expensed as incurred. The effect of this change on net income for the first and second quarters of 1998 was not material.

In the second quarter of 1998, the Accounting Standards Executive Committee of the Securities and Exchange Commission released Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as

                         CLIMACHEM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             Six Months Ended June 30, 1998 and 1997


incurred. As of June 30, 1998, the Company has approximately $328,000 of capitalized costs on its balance sheet classified as other assets that will have to be written-off as a cumulative effect of change in accounting pursuant to SOP 98-5 upon adoption. SOP 98-5 is effective for fiscal years ending after December 15, 1998. The Company expects to adopt SOP 98-5 no later than the first quarter of 1999.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has not yet determined when this new Statement will be adopted. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of Statement 133 will be on the earnings and financial position of the Company.

Note 3: Comprehensive Income Effective January 1, 1998, the Company adopted Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company has also made similar reclassifications for all prior periods for comparative purposes. Other comprehensive losses for the six month and three month periods ended June 30, 1998 and 1997, related to foreign currency exchange, amounted to approximately $606,000 and $550,000 for the six month periods and ended and $616,000 and $593,000 for the three month periods, respectively. After consideration of the other comprehensive loss items, comprehensive income for the six month and three month periods ended June 30, 1998 and 1997 was approximately $961,000 and

                         CLIMACHEM, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             Six Months Ended June 30, 1998 and 1997


$1,649,000 for the six month periods and $997,000 and $2,539,000 for the three month periods, respectively.

Note 4: Long-Term Debt

(A) On November 26, 1997, ("Issue Date"), the Company completed the sale of $105 million principal amount of 10 3/4% Senior Notes due 2007 ("Old Notes"). In April 1998, the Company exchanged all of the outstanding Old Notes for registered 10 3/4% Series B Senior Notes due 2007 ("New Notes"). The form and terms of the New Notes are the same as the Old Notes (which they replaced), except for certain limited exceptions. The New Notes evidence the same debt as the Old Notes (which they replaced). Interest on the Old Notes until replaced by the New Notes and interest on the New Notes are payable semiannually in arrears on June 1 and December 1 of each year, and the principal is payable in the year 2007. The New Notes are senior unsecured obligations of the Company and rank pari passu in right of payment to all existing senior unsecured indebtedness of the Company and its subsidiaries. The New Notes are effectively subordinated to all existing and future senior secured indebtedness of the Company.

     Except as described below, the New Notes are not redeemable at the Company's option prior to December 1, 2002. After December 1, 2002, the New Notes will be subject to redemption at the option of the Company, in whole or in part, at the redemption prices set forth in the indenture relating to the New Notes between the Company, the guarantors and the trustee ("Indenture"), plus accrued and unpaid interest thereon, plus liquidated damages, if any, to the applicable redemption date. In addition, until December 1, 2000, up to $35 million in aggregate principal amount of the New Notes is redeemable, at the option of the Company, at a price of 110.75% of the principal amount of the Notes, together with accrued and unpaid interest, if any, thereon, plus liquidated damages; provided, however, that at least $65 million in aggregate principal amount of the New Notes remain outstanding following such redemption.

     In the event of a change of control of the Company, holders of the New Notes will have the right to require the Company to repurchase the New Notes, in whole or in part, at a redemption price of 101% of the principal amount thereof, plus accrued

                         CLIMACHEM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             Six Months Ended June 30, 1998 and 1997


     and unpaid interest, if any, thereon, plus liquidated damages, if any, to the date of repurchase.

     The Company is a holding company with no assets or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly, by the Company. The Company's payment obligations under the New Notes are fully, unconditionally and joint and severally guaranteed by all of the direct and indirect existing subsidiaries of the Company, except for El Dorado Nitrogen Company ("EDNC"). The assets, equity, and earnings of EDNC are currently inconsequential to the Company. Each of the guarantors of the New Notes are wholly-owned subsidiaries of the Company. Separate financial statements and other disclosures concerning the guarantors are not presented herein, because management has determined they are not material to investors.

(B) LSB and the Company have an asset based credit agreement that provides for a $65 million revolving credit facility (the "Revolving Credit Facility") with four separate loan agreements (the "Credit Facility Agreement"), one for the subsidiaries of the Company and three for LSB and its subsidiaries which are not the Company or subsidiaries of the Company. Under the Revolving Credit Facility, LSB and certain subsidiaries of LSB that are not the Company or subsidiaries of the Company have a right to borrow on a revolving basis up to $24 million under the Revolving Credit Facility ($12.2 million outstanding at June 30, 1998). Subject to the amount of eligible collateral, the Company has the right to borrow up to $65 million under the Revolving Credit Agreement less any amounts borrowed by LSB and its subsidiaries that are not the Company or subsidiaries of the Company. Borrowings under the Revolving Credit Facility bear an annual rate of interest at a floating rate based on the lender's prime rate plus 1.5% per annum or, at the Company's option, on the lender's LIBOR rate plus 3.875% per annum (which rates are subject to increase or reduction based upon specified availability and adjusted tangible net worth levels). The agreement will terminate on December 31, 2000, subject to automatic renewal for terms of 13 months each, unless terminated by either party. The Credit Facility Agreement also requires the payment of an annual facility fee equal to 0.5% of the unused Revolving Credit Facility. The Company may terminate the Revolving

                         CLIMACHEM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             Six Months Ended June 30, 1998 and 1997


     Credit Facility prior to maturity; however, should the Company do so, it would be required to pay a termination fee equal to 1% of the average daily balance of loans and letters of credit outstanding during the 180 day period immediately prior to termination.

     The Revolving Credit Facility is secured by the accounts receivable, inventory, proprietary rights, general intangibles, books and records, and proceeds thereof of subsidiaries of the Company that are borrowers under the Revolving Credit Agreement.

(C) At June 30, 1998, the Company's wholly-owned Australian subsidiary had an AUS$10.5 million (US$6.4 million) revolving credit facility with a bank (the "TES Revolver") which is renewed by the bank on an annual basis. The TES Revolver provides for borrowings based on specified percentages of qualified eligible assets. The interest rate on the TES Revolver is dependent upon the borrowing option elected by the Company's Australian subsidiary. Borrowings under an overdraft option, as defined, generally bear interest at the bank's base lending rate (which approximates the U.S. prime rate) plus .5% per annum. Borrowings under the commercial bill option generally bear interest at the bank's yield rate, as defined. At June 30, 1998 all borrowings under the TES Revolver were under the commercial bill option which had a weighted average interest rate of 7.2% per annum.

     At June 30, 1998, the Company's Australian subsidiary was in technical noncompliance with certain financial covenants contained in the TES Revolver. At the time of closing of the TES Revolver, the subsidiary was also in technical noncompliance with certain financial covenants; however, the bank has confirmed that it will not act on any default so long as, in its opinion, such default will not impact the ability of TES or LSB to continue operations or service and repay its borrowings outstanding under the TES Revolver. At December 31, 1997 and June 30, 1998, all borrowings outstanding under the TES Revolver have been classified as due within one year in the accompanying condensed consolidated financial statements.

                         CLIMACHEM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             Six Months Ended June 30, 1998 and 1997



Note 5: Commitments and Contingencies

Nitric Acid Project
___________________
In June 1997, two wholly owned subsidiaries of the Company, El
Dorado Chemical Company ("EDC"), and El Dorado Nitrogen Company ("EDNC"), entered into a series of agreements with Bayer
Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC will act as an agent to construct, and upon completion of construction, will operate a nitric acid plant
(the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. EDC has guaranteed the performance of EDNC's obligations under the Bayer Agreement. Under the terms of the Bayer Agreement, EDNC is to lease the EDNC Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years from the date on which the EDNC Baytown Plant becomes fully operational. Upon expiration of the initial ten-year term from the date the EDNC Baytown Plant becomes operational, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal. It is anticipated that construction of the EDNC Baytown Plant will cost approximately $65 million and will be completed by the first quarter of 1999. Construction financing of the EDNC Baytown Plant is being provided by an unaffiliated lender. Neither the Company nor EDC has guaranteed any of the lending obligations for the EDNC Baytown Plant. In connection with the leveraged lease, the Company entered into an interest rate forward agreement to fix the effective rate of interest implicit in such lease. As of June 30, 1998, the fair value of such agreement represented a liability of $5.0 million for which the Company has posted margin and letters of credit totaling
$5.0 million. Bayer has agreed to reimburse the Company for 50% of the ultimate cost of the hedging contract associated with the interest rate forward agreement.

                         CLIMACHEM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             Six Months Ended June 30, 1998 and 1997

Legal Matters
_____________
Following is a summary of certain legal actions involving the
Company:

A. A subsidiary of the Company submitted to the State of Arkansas a "Groundwater Monitoring Work Plan" which was approved by the State of Arkansas. Pursuant to the Groundwater Monitoring Work Plan, the subsidiary has performed phase I and II groundwater investigations, and submitted a risk assessment report to the State of Arkansas. The risk assessment report is currently being reviewed by the State of Arkansas. The State of Arkansas has indicated that additional groundwater monitoring may be required to better define the extent of groundwater contamination before a decision is made on a risk based remedy.

     On February 12, 1996, the subsidiary entered into a Consent Administrative Agreement ("Administrative Agreement") with the state of Arkansas to resolve certain compliance issues associated with nitric acid concentrators. Pursuant to the Administrative Agreement, the subsidiary installed additional pollution control equipment to address the compliance issues. The subsidiary was assessed $50,000 in civil penalties associated with the Administrative Agreement. In the summer of 1996 and then on January 28, 1997, the subsidiary executed amendments to the Administrative Agreement ("Amended Agreements"). The Amended Agreements imposed a $150,000 civil penalty, which penalty has been paid. Since the 1997 amendment, the Chemical Business has been assessed stipulated penalties of approximately $67,000 by the Arkansas Department of Pollution Control and Ecology ("ADPC&E") for violations of certain provisions of the 1997 Amendment. The Chemical Business believes that the El Dorado Plant has made progress in controlling certain off-site emissions; however, such off-site emissions have occurred and continue to occur from time to time, which could result in the assessment of additional penalties against the Chemical Business by the ADPC&E for violation of the 1997 Amendment.

     During May 1997, approximately 2,300 gallons of caustic material spilled when a valve in a storage vessel failed, which was released to a storm water drain, and according to ADPC&E records, resulted in a minor fish kill in a drainage

                         CLIMACHEM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             Six Months Ended June 30, 1998 and 1997

     ditch near EDC's El Dorado, Arkansas, facility ("El Dorado Facility"). ADPC&E has proposed a Consent Administrative Agreement ("CAA") to resolve the event. The proposed CAA is currently being drafted by ADPC&E, and EDC has been advised that it will include a civil penalty in the amount of $183,700 which includes $42,000 that has already been paid by funding an environmental project in the community, and $125,000 which will be paid in the form of environmental improvements at the El Dorado Plant. EDC has also been advised that the draft of the proposed CAA will, in addition, require the Chemical Business to undertake certain additional compliance measures and equipment improvements related to the El Dorado Plant's wastewater treatment system.

B. In 1996, a lawsuit was filed against the Company's Chemical Business by a group of residents of El Dorado, Arkansas, asserting a citizens' suit against the Chemical Business as a result of certain alleged violations of the Clean Air Act, the Clean Water Act, the Chemical Business' air and water permits and certain other environmental laws, rules and regulations. The citizens' suit requested the court to order the Chemical Business to cure such alleged violations, if any, plus penalties as provided under the applicable statutes. During the first quarter of 1998 the Company's Chemical Business entered into a Consent Decree in settlement of the citizen suit. The Consent Decree was approved by the court during the second quarter of 1998. Under the terms of the Consent Decree, the Company's Chemical Business has agreed to, among other things, (i) the granting of an injunctive relief requiring its El Dorado Facility to (a) comply with certain discharge, monitoring and reporting requirements of its waste water discharge permit, the emission limitations of its air permit and the notification requirements under certain sections of certain environmental laws and the statutory penalties for failure to comply with such notification requirements, and (b) perform air and water tests to determine if the El Dorado Facility is meeting certain compliance levels and, if the tests do not meet the required compliance levels, to make the necessary corrections thereto so that such compliance levels are met, (ii) limitations relating to the El Dorado Facility's use of its older concentrated nitric acid plant, (iii) to provide the plaintiffs with copies of certain documents forwarded to, or received by, appropriate environmental regulatory agencies by the El Dorado Facility

                         CLIMACHEM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             Six Months Ended June 30, 1998 and 1997


     and summaries of certain test results at the El Dorado Facility, (iv) pay to the U.S. Treasury $50,000 as a penalty, and (v) pay certain stipulated penalties under certain conditions in the event the El Dorado Facility fails to comply with the terms of the Consent Decree. The $50,000 penalty has been paid by the Company's Chemical Business to the U.S. Treasury.

     In July 1996, several of the same individuals who are plaintiffs in the citizens' suit referenced above filed a toxic tort lawsuit against the Company's Chemical Business alleging that they suffered certain injuries and damages as a result of alleged releases of toxic substances from the Chemical Business' El Dorado, Arkansas manufacturing facility. In October 1996, another toxic tort lawsuit was filed against the Company's Chemical Business. This subsequent action asserted similar damage theories as the previously discussed toxic tort lawsuit, except this action attempted to have a class certified to represent substantially all allegedly affected persons. The plaintiffs sued for an unspecified amount of actual and punitive damages.

     The Company and the Chemical Business maintain an Environmental Impairment Insurance Policy ("EIL Insurance") that provides coverage to the Company and the Chemical Business for certain discharges, dispersals, releases, or escapes of certain contaminants and pollutants into or upon land, the atmosphere or any water course or body of water from the Site, which has caused bodily injury, property damage or contamination to others or to other property not on the Site. The EIL Insurance provides limits of liability for each loss up to $10.0 million and a similar $10.0 million limit for all losses due to bodily injury or property damage, except $5.0 million for all remediaton expenses, with the maximum limit of liability for all claims under the EIL Insurance not to exceed $10.0 million for each loss or remediaton expense and $10.0 million for all losses and remediaton expenses. The EIL Insurance also provides a retention of the first $500,000 per loss or remediaton expense that is to be paid by the Company. The Company's Chemical Business has spent approximately $1.2 million in legal, expert and other costs in connection with the toxic tort and citizen lawsuits described above. The Company has been reimbursed under its EIL Insurance approximately $405,000 of the $1.2 million. The EIL Insurance

                         CLIMACHEM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             Six Months Ended June 30, 1998 and 1997


     carrier has assumed responsibility for all subsequent legal, expert and other costs of defense and is paying such legal, expert and other costs on an on-going basis.

     During the second quarter of 1998, the Company's Chemical Business settled the property damage claims, and proceeded with an agreement to settle the personal injury claims, asserted in the class action toxic tort lawsuit. The Company also completed a settlement of the other toxic tort lawsuit. The court approved the settlement of the class action claims relating to alleged property damage. Settlement of the personal injury claims by the individual claimants that were asserted in the class action lawsuit does not require court approval and is in the process of being completed. Settlement of the class action toxic tort lawsuit and settlement of the other toxic tort lawsuit require cash payments to the plaintiffs. Substantially all of such cash settlement payments are to be or were funded directly by the Company's EIL Insurance carrier.

     The amount of the settlements of the toxic tort cases as discussed above paid by the EIL Insurance and the amount paid under the EIL Insurance for legal and other expenses relating to the defense of the toxic tort cases and the citizen suit case reduce the coverage amount available under the EIL Insurance.

C. A civil cause of action has been filed against the Company's Chemical Business and five (5) other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. The plaintiffs are suing for an unspecified amount of damages, which, pursuant to statute, plaintiffs are requesting be trebled, together with costs. Based on the information presently available to the Company, the Company does not believe that the Chemical Business conspired with any party, including but not limited to, the five (5) other defendants, to fix prices in connection with the sale of commercial explosives. Discovery has only recently commenced in this matter. The Chemical Business intends to vigorously defend itself in this matter.

                         CLIMACHEM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             Six Months Ended June 30, 1998 and 1997

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

     During the third quarter of 1997, a subsidiary of the Company was served with a lawsuit in which approximately 27 plaintiffs have sued approximately 13 defendants, including a subsidiary of the Company alleging personal injury and property damage for undifferentiated compensatory and punitive damages of approximately $7,000,000. Specifically, the plaintiffs assert blast damage claims, nuisance (road dust from coal trucks) and personal injury claims (exposure to toxic materials in blasting materials) on behalf of residents living near the Heartland Coal Company ("Heartland") strip mine in Lincoln County, West Virginia. Heartland employed the subsidiary to provide blasting materials and personnel to load and shoot holes drilled by employees of Heartland. Down hole blasting services were provided by the subsidiary at Heartland's premises from approximately August 1991, until approximately August 1994. Subsequent to August 1994, the subsidiary supplied blasting materials to the reclamation contractor at Heartland's mine. In connection with the subsidiary's activities at Heartland, the subsidiary has entered into a contractual indemnity to Heartland to indemnify Heartland under certain conditions for acts or actions taken by the subsidiary for which the subsidiary failed to take, and Heartland is alleging that the subsidiary is liable thereunder for Heartland's defense costs and any losses to or damages sustained by, the plaintiffs in this lawsuit. Discovery has only recently begun in this matter, and the Company intends to vigorously defend itself in this matter. Based on limited information available, the subsidiary's counsel believes that the exposure, if any, to the subsidiary related to this litigation is in the $100,000 range.

                         CLIMACHEM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             Six Months Ended June 30, 1998 and 1997

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

Note 6: Transactions with Related Parties On November 21, 1997, the Company and LSB entered into a services agreement (the "Services Agreement") pursuant to which LSB will provide to the Company various services, including financial and accounting, order entry, billing, credit, payable, insurance, legal, human resources, advertising and marketing, and related administrative services, that LSB has historically provided to the operations and businesses of the Company. The Company will pay to, or reimburse, LSB for the Company's payroll that is paid by LSB and the costs and expenses incurred by LSB in the performance of the Services Agreement.

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

Charges for such services included in the accompanying condensed consolidated financial statements were $1,143,000 and $900,000, and $556,000 and $450,000 for the six month and three month periods ended June 30, 1998 and 1997, respectively. Management of the Company believes these charges from LSB reasonably approximate additional general and administrative costs which would have been incurred if the Company had been an independent entity during such periods. These amounts do not include reimbursements for costs described in the next paragraph or amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

                         CLIMACHEM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             Six Months Ended June 30, 1998 and 1997


The Services Agreement also provides that LSB will permit employees of the Company and its subsidiaries to continue to participate in the benefit plans and programs sponsored by LSB. The Company will pay to, or reimburse, LSB for the costs associated with participation by the employees of the Company in LSB's benefit plans and programs.

On November 21, 1997, LSB and the Company entered into a management agreement (the "Management Agreement"), which provides that LSB will provide to the Company, managerial oversight and guidance concerning the broad policies, strategic decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB. Under the Management Agreement, the Company is to pay LSB a fee for such services which will not exceed $1.8 million annually based on a formula set forth in the Management Agreement, if the Company's consolidated earnings before interest, income taxes, depreciation and amortization ("EBITDA"), exceeds certain amounts on a quarterly basis during a year and certain amounts at the end of a year during the term of the Management Agreement. The maximum management fee amount to be paid to LSB by the Company will be increased annually commensurate with the percentage increase, if any, in the Consumer Price Index during the preceding calendar year, beginning January 1, 1998. In the second quarter of 1998, $900,000 was accrued as a payable to LSB by the Company pursuant to the Management Agreement, which amount is included in selling, general and administrative expenses in the second quarter of 1998 (none in 1997).

On November 21, 1997, the Company and LSB entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for
(i) the allocation of payments of taxes for periods during which the Company and its subsidiaries and LSB are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. For tax periods beginning after December 1996 and ending ten years thereafter, so long as the Company is included in LSB's consolidated federal income tax returns or state consolidated combined or unitary tax returns, the Company will be required to pay to LSB an amount equal to the Company's consolidated federal and state income tax liability calculated as if the Company and its

                         CLIMACHEM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             Six Months Ended June 30, 1998 and 1997

subsidiaries were a separate consolidated tax group and not part of LSB's consolidated tax group. Such amount is payable in estimated quarterly installments. If the sum of the estimated quarterly installments is (a) greater than the tax liability of the Company, on a consolidated basis, as determined by LSB, under the Tax Sharing Agreement, then LSB will refund the amount of the excess to the Company, or (b) less than the Company's tax liability, on a consolidated basis, as determined by LSB, under the Tax Sharing Agreement, then the Company will pay to LSB the amount of the deficiency. For the six months ended June 30, 1998 and 1997, respectively, the Company paid or was obligated to pay LSB $1.7 million and $1.1 million under the Tax Sharing Agreement.

Under the terms of an Indenture between the Company, the guarantors and the trustee relating to the Notes (as defined in Note 4), the Company is permitted to distribute or pay in the form of dividends and other distributions to LSB in connection with the Company's outstanding equity securities or loans, (a) advances or investments to any person (including LSB), up to 50% of the Company's consolidated net income for the period (taken as one accounting period), commencing on the first day of the first full fiscal quarter commencing after the Issue Date (as defined in Note 4) to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by the Company from the sale of its capital stock. This limitation will not prohibit (i) payment to LSB under the Services Agreement, Management Agreement and the Tax Sharing Agreement, or
(ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration.

The Company also leases the facilities of one of its Climate
Control manufacturing subsidiaries from a subsidiary of LSB that is not the Company or a subsidiary of the Company under an operating lease. Rental expense associated with the lease was $237,500 and $223,700 during the first six months of 1998 and 1997, respectively.

The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At June 30, 1998,

                         CLIMACHEM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             Six Months Ended June 30, 1998 and 1997

the Company had loans and advances due from LSB of approximately $13.4 million, $10.0 million of these loans were loaned to LSB from the proceeds of the sale of the Notes and bears interest at 10-3/4%, maturing November 2007. The remainder of these loans to LSB and affiliates relate to cash advances from the Company to LSB and affiliates prior to the sale of the Notes and these loans are due November 2007 and bear interest at 7% per annum. The Company has $.7 million due to LSB and affiliates as of June 30, 1998, included in current liabilities related primarily to amounts owed under the Management Agreement, which is non-interest bearing.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of
Financial Condition and Results of Operations ("MD&A") should be read in conjunction with a review of the Company's June 30, 1998
Condensed Consolidated Financial Statements.

     Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

OVERVIEW

     In October 1997, the Company was organized as a new wholly owned subsidiary of LSB Industries, Inc. ("LSB"). The Company owns substantially all of LSB's Chemical and Climate Control Businesses.
See Note 1 of Notes to Condensed Consolidated Financial Statements.
Information about the Company's operations in different industry segments for the six months and three months ended June 30, 1998 and 1997 is detailed below.

                                Six Months          Three Months
                             1998       1997       1998      1997
                           ________   ________   ________  ________
                                       (In thousands)
                                         (Unaudited)
Sales:
  Chemical                $ 77,522   $ 90,194  $ 44,099  $ 49,595
  Climate Control           59,608     47,812    29,672    26,192
                          ________   ________  ________  ________
                           137,130    138,006    73,771    75,787
                          ========   ========  ========  ========

Gross profit (1):
  Chemical                $ 12,337  $  12,580  $  7,742  $  9,257
  Climate Control           17,354     13,763     9,001     7,719
                          ________   ________  ________  ________
                          $ 29,691  $  26,343  $ 16,743  $ 16,976
                          ========   ========  ========  ========
Operating profit (2):
  Chemical                $  4,303  $   4,296  $  3,466  $  5,076
  Climate Control            5,237      3,659     2,837     2,486
                          ________   ________  ________  ________
                             9,540      7,955     6,303     7,562
Interest expense            (6,273)    (4,255)   (2,960)   (2,218)
                          ________   ________  ________  ________
Income before provision
  for income taxes        $  3,267  $   3,700  $  3,343  $  5,344
                          ========   ========  ========  ========

(1) Gross profit by industry segment represents net sales less cost of sales.

                                22
(2) Operating profit by industry segment represents revenues less operating expenses before deducting interest expense and income taxes.

Chemical Business
_________________
     Beginning in 1994, the results of operations of the Chemical Business have been adversely impacted by the high cost of anhydrous ammonia, the Chemical Business' principal raw material. From its most recent cyclical low in 1986 through 1993, the average Gulf
Coast price (the "Spot Price") of anhydrous ammonia was approximately $100 per ton. During 1994 and in each of the years since, a tightness in supply developed which resulted in an increase in the Spot Price of anhydrous ammonia to an average of approximately $195 per ton. The Company believes that the tightness in supply of anhydrous ammonia that emerged in 1994 was a result of increased industrial usage as the U.S. economy grew, a net consolidation of the domestic capacity and a disruption in supply coming from the former Soviet Union. Although prices for anhydrous ammonia vary considerably from month to month, the annual average price has remained high for each of the last three years. The Company currently purchases approximately 220,000 tons of anhydrous ammonia per year under two contracts, both effective as of January 1, 1997. The Company's purchase price of anhydrous ammonia under these contracts can be higher or lower than the Spot Price of anhydrous ammonia. The higher prices have been partially passed on to customers; however, the Chemical Business has not been able to offset the entire cost increase with price increases for its products resulting in lower gross profit margins during each of the periods since the increase. The Company believes there is approximately 2 million tons of additional annual capacity being constructed in the western hemisphere scheduled for completion in 1998 and 1999. The Company believes this additional capacity may contribute to a decline in the future market price of anhydrous ammonia.

     During July 1997, a subsidiary of the Company entered into an agreement with Bayer Corporation ("Bayer") whereby the Company's subsidiaries would act as agent to construct a nitric acid plant located within Bayer's Baytown, Texas chemical plant complex. This plant, when constructed, will be operated by the Company's subsidiary and will supply nitric acid for Bayer's polyurethane units under a long-term supply contract. Management estimates that, after the initial startup phase of operations at the plant, at full production capacity based on terms of the Bayer Agreement and based on current market conditions, the plant should generate approximately $50 million in annual gross revenues. It is anticipated that the construction of the nitric acid plant at Bayer's facility in Baytown, Texas, will cost approximately $65 million and construction is scheduled to be completed by the first quarter of 1999. The Company's subsidiary is to lease the nitric acid plant pursuant to a leverage lease from an unrelated third party for an initial term of ten (10) years from the date that the plant becomes fully operational, and the construction financing of this plant is being provided by an unaffiliated lender.

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

     During the first six months of 1998, the Chemical Business' revenues were adversely affected by an unusual heat wave and lack of rain in its principal markets in eastern Texas, resulting in part in a substantial decrease in the Chemical Business' revenues during the first six months of 1998.

Climate Control
_______________
     The Climate Control Business manufactures and sells a broad range of hydronic fan coil, air handling, air conditioning, heating, water source heat pumps, and dehumidification products targeted to both commercial and residential new building construction and renovation.

     The Climate Control Business focuses on product lines in the specific niche markets of hydronic fan coils and water source heat pumps and has established a significant market share in these specific markets.

     As indicated in the above table, the Climate Control Business reported improved sales (an increase of 24.7%) and improved operating profit for the first six months of 1998 as compared to the first six months of 1997.

RESULTS OF OPERATIONS

Six months ended June 30, 1998 vs. Six months ended June 30, 1997.
_________________________________________________________________
     Revenues
     ________
     Total revenues for the six months ended June 30, 1998 and 1997 were $137.3 million and $138.3 million, respectively (a decrease of $1.0 million). Sales decreased $.9 million and other income decreased $.1 million.

     Net Sales
     _________
     Consolidated net sales included in total revenues for the six months ended June 30, 1998 were $137.1 million, compared to $138.0 million for the first six months of 1997, a decrease of $.9 million. This decrease in sales resulted from: (i) decreased sales in the Chemical Business of $12.7 million due to lower sales in the U.S. of agricultural and blasting products and decreased business volume of its Australian subsidiary, offset by (ii) increased sales in the Climate Control Business of $11.8 million due to increased sales in this Business' Heat Pump and Fan Coil product lines.

     Gross Profit
     ____________
     Gross profit was 21.7% for the first six months of 1998, compared to 19.1% for the first six months of 1997. The increase in the gross profit percentage was due primarily to lower production costs in the Chemical Business, due to the effect of lower prices of anhydrous ammonia in 1998, and lower unabsorbed overhead costs caused by excessive downtime related to problems associated with mechanical failures at the Chemical Business' primary manufacturing plant in 1997.

     Selling, General and Administrative Expense
     ___________________________________________
     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 14.8% in the six month period ended June 30, 1998, compared to 13.6% for the first six months of 1997. This increase is primarily the result of expenses incurred to enhance production capabilities in the Climate Control Business and a $900,000 charge recorded pursuant to the Management Agreement with LSB as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements elsewhere in this report.

     Interest Expense
     ________________
     Interest expense for the Company was $6.3 million during the first six months of 1998, compared to $5.4 million, before deducting capitalized interest, during the first six months of 1997. During the first six months of 1997, $1.1 million of interest expense was capitalized in connection with construction of the DSN Plant. The increase of $.9 million before the effect of capitalization primarily resulted from increased borrowings.

     Income Before Taxes
     ___________________
     The Company had income before income taxes of $3.3 million in the first six months of 1998 compared to income before income taxes of $3.7 million in the six months ended June 30, 1997. The decreased profitability of $.4 million was primarily due to increased gross profit, more than offset by increases in SG&A and interest expenses as previously discussed.

     Benefit for Income Taxes
     ________________________
     The provision for income taxes pursuant to the terms of the Tax Sharing Agreement as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements was $1.7 million for the first six months of 1998 on pre-tax income of $3.3 million (51.5%) compared to $1.5 million in the first six months of 1997 on pre-tax income of $3.7 million (40.6%). The effective tax rate is greater than the statutory rate due to losses associated with the Company's Australian subsidiary, which provides no current benefit due to its cumulative tax loss position.

Three months ended June 30, 1998 vs. Three months ended June 30, 1997.
_____________________________________________________________________
     Revenues
     ________
     Total revenues for the three months ended June 30, 1998 and 1997 were $73.9 million and $76.0 million, respectively (a decrease of $2.1 million). Sales decreased $2.0 million and other income decreased $.1 million.

     Net Sales
     _________
     Consolidated net sales included in total revenues for the three months ended June 30, 1998 were $73.8 million, compared to $75.8 million for the second quarter of 1997, a decrease of $2.0 million. This decrease in sales resulted from: (i) decreased sales in the Chemical Business of $5.5 million primarily due to lower sales in the U.S. of agricultural and blasting products and decreased business volume of its Australian subsidiary, offset by
(ii) increased sales in the Climate Control Business of $3.5 million due to increased sales in the Business' Heat Pump and Fan Coil product lines.

     Gross Profit
     ____________
     Gross profit was 22.7% for the second quarter of 1998, compared to 22.4% for the second quarter of 1997. The increase in the gross profit percentage was due primarily to lower production costs in the Chemical Business, due to the effect of lower prices of anhydrous ammonia in 1998, and lower unabsorbed overhead costs caused by excessive downtime related to problems associated with mechanical failures at the Chemical Business' primary manufacturing plant in the second quarter of 1997.

     Selling, General and Administrative Expenses
     ____________________________________________
     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 14.3% in the three month period ended June 30, 1998, compared to 12.8% for the second quarter of 1997. This increase is primarily the result of expenses incurred to enhance production capabilities in the Climate Control Business and a $900,000 charge incurred pursuant to the Management Agreement with LSB discussed in Note 6 of Notes to Condensed Consolidated Financial Statements elsewhere in this report.

     Interest Expense
     ________________
     Interest expense for the Company was $3.0 million during the second quarter of 1998, compared to $2.6 million, before deducting capitalized interest, during the second quarter of 1997. During the second quarter of 1997, $.4 million of interest expense was capitalized in connection with construction of the DSN Plant. The increase of $.4 million before the effect of capitalization primarily resulted from increased borrowings.

     Loss Before Taxes
     _________________
     The Company had income before income taxes of $3.3 million in the second quarter of 1998 compared to income before income taxes of $5.3 million in the three months ended June 30, 1997. The decreased profitability of $2.0 million was primarily due to (i) decreased sales, (ii) increased SG&A expense, and (iii) increased interest expense, as previously discussed.

     Benefit for Income Taxes
     ________________________
     The provision for income taxes pursuant to the terms of the Tax Sharing Agreement as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements was $1.7 million for the second quarter of 1998 on pre-tax income of $3.3 million (51.7%) compared to $2.2 million in the second quarter of 1997 on pre-tax income of $5.3 million (41.4%). The effective tax rate is greater than the statutory rate due to losses associated with the Company's Australian subsidiary, which provides no current benefit due to its cumulative tax loss position.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________
Cash Flow From Operations
_________________________
     Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow and borrowings under its revolving credit facilities.

     Net cash provided by operations for the six months ended June 30, 1998 was $8.7 million, after $5.3 million for noncash depreciation and amortization, $.2 million in provisions for possible losses on accounts receivable, including the following changes in assets and liabilities: (i) accounts receivable increases of $3.3 million; (ii) inventory decreases of $1.8 million; (iii) increases in supplies and prepaid items of $1.2 million; (iv) decreases in accounts payable and accrued liabilities of $.1 million; and (v) reductions of amounts due from LSB and affiliates of $4.5 million. The increase in accounts receivable is due to increased sales in the Climate Control Business (see "Results of Operations" for discussion of increase in sales) and seasonal sales of agricultural products in the Chemical Business. The decrease in inventory was due primarily to a decrease at the Chemical Business due to seasonal sales of agricultural products.

Cash Flow From Investing And Financing Activities
_________________________________________________
     Cash used by investing activities for the six months ended June 30, 1998 included $2.6 million in capital expenditures and $.7 million provided by decreases in other assets. The capital expenditures took place in the Chemical and Climate Control Businesses to enhance production and product delivery capabilities. The decrease in other assets was primarily attributable to refunds of deposits made in connection with an interest rate hedge contract related to the agreement with Bayer.

     Net cash used by financing activities included (i) payments on long-term debt of $4.2 million, and (ii) net decreases in revolving debt of $2.3 million.

Source of Funds
_______________
     The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

     In October 1997, the Company was organized as a new wholly owned subsidiary of LSB. The Company owns substantially all of LSB's Chemical and Climate Control Businesses. On November 26, 1997, the Company issued senior unsecured notes ("Old Notes") in the aggregate amount of $105 million pursuant to the terms of the Indenture, which Old Notes were exchanged for new registered notes in April 1998 ("New Notes"). The terms of the New Notes were the same as the Old Notes, except for certain limited exceptions. The New Notes evidence the same debt as the Old Notes (which they replaced). The New Notes are, and the Old Noteswere, jointly and severally and fully and unconditionally guaranteed on a senior basis by all, except for one inconsequential subsidiary, of the existing and all of the future subsidiaries of the Company. See
Note 4(A) to Notes to Condensed Consolidated Financial Statements.

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

     Certain subsidiaries of the Company are parties to a working capital revolving line of credit evidenced by a loan agreement ("Revolving Credit Agreement") with an unrelated lender ("Lender") collateralized by receivables, inventory, proprietary rights and proceeds thereof of the Company and the subsidiaries that are parties to the Revolving Credit Agreement. The Revolving Credit Agreement, as amended, provides for revolving credit facilities ("Revolver") for total direct borrowings up to $65.0 million, including the issuance of letters of credit. Under the Revolver, LSB and certain subsidiaries of LSB that are not the Company or subsidiaries of the Company have the right to borrow, on a revolving basis, up to $24 million of the $65 million. As of June 30, 1998, LSB and its subsidiaries other than the Company and its subsidiaries have borrowed $12.2 million under the Revolver. Any amounts borrowed by LSB and its subsidiaries that are not subsidiaries of the Company will reduce the amount that the subsidiaries of the Company may borrow at any one time under the Revolver. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Revolving Credit Agreement, as amended, provides for interest at the lender's prime rate plus 1.5% per annum or, at the Company's option, on the Lender's LIBOR rate plus 3.875% per annum (which rates are subject to increase or reduction based upon achieving specified availability and adjusted tangible net worth levels). At June 30, 1998, the effective interest rate was 10.0%. The term of the Revolving Credit Agreement is through December 31, 2000, and is renewable thereafter for successive thirteen month terms. At June 30, 1998, the availability for additional borrowings by the subsidiaries of the Company, based on eligible collateral, approximated $32.0 million. Borrowings by subsidiaries of the Company under the Revolver outstanding at June 30, 1998, were $3.8 million. The Revolving Credit Agreement requires the Company to maintain certain financial ratios and contains other financial covenants, including tangible net worth requirements and capital expenditure limitations. At June 30, 1998, the Company was not in compliance with certain of these financial covenants. In August 1998, the Company obtained waivers for such noncompliance and amendments to reset the covenants to amounts the Company expects to achieve in future periods. The annual interest on the outstanding debt under the Revolver at June 30, 1998 at the rates then in effect would approximate $.4 million. The Revolving Credit Agreement also requires the payment of an annual facility fee of 0.5% of the unused revolver.

     In addition to the Revolving Credit Agreement discussed above, as of June 30, 1998, the Company's wholly-owned subsidiary, DSN Corporation ("DSN"), is a party to several loan agreements with a financial company (the "Financing Company") for three projects. At June 30, 1998, DSN had outstanding borrowings of $12.3 million under these loans. The loans have repayment schedules of 84 consecutive monthly installments of principal and interest. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at June 30, 1998, at the agreed to interest rates would approximate $1.1 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements. At June 30, 1998, ClimaChem was not in compliance with the tangible net worth covenant of these agreements. In August 1998, ClimaChem obtained a waiver for such noncompliance and a waiver through June 1999 to the extent that noncompliance is caused by the Management Fee Agreement between LSB and the Company. The Company expects to be in compliance with these agreements, after consideration of the waiver, in future periods.

     The Company's Australian subsidiary has a revolving credit working capital facility with a bank (the "TES Revolving Facility"). The TES Revolving Facility is approximately AUS$10.5 million (approximately US$6.4 million). The TES Revolving Facility allows for borrowings based on specific percentages of qualified eligible assets. At June 30, 1998, based on the effective exchange rate, the availability under the TES Revolving Facility was approximately US$6.4 million (AUS$10.5 million), with approximately US$2.5 million (AUS$4.1 million approximately) being borrowed at June 30, 1998. Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from LSB and certain subsidiaries of TES. The interest rate on this debt is dependent upon the borrowing option elected by TES and had a weighted average rate of 7.2% at June 30, 1998. TES is in technical noncompliance with a certain financial covenant contained in the loan agreement involving the TES Revolving Facility. However, this covenant was not met at the time of closing of this loan and the bank has continued to extend credit under this facility. The outstanding borrowing under the TES Revolving Facility at June 30, 1998, has been classified as due within one year in the accompanying consolidated financial statements.

     Future cash requirements include working capital requirements for anticipated sales increases in all businesses and funding for future capital expenditures. Funding for the higher accounts receivable and inventory requirements resulting from anticipated sales increases will be provided by cash flow generated by the Company and the revolving credit facilities discussed elsewhere in this report. Currently LSB and certain subsidiaries of LSB, including the Company, are limited to capital expenditures of $6 million annually under the Revolving Credit Agreement discussed above. LSB has requested an amendment to increase permitted annual capital expenditures to $10.0 million. If this amendment is approved, the Company has planned capital expenditures of approximately $9.0 million in the Chemical and Climate Control Businesses for 1998.

     Management believes that cash flows from operations, the Company's revolving credit facilities, and other sources will be adequate to meet its presently anticipated capital expenditure, working capital, and debt service requirements. The Company currently has no material commitment for capital expenditures, except as discussed under "Overview - Chemical Business" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the fact that the Company's subsidiary has agreed to act as agent to construct a nitric acid plant. Further, the Company's Chemical Business may be required to incur additional capital expenditures as discussed in Note 5 of Notes to Condensed Consolidated Financial Statements regarding a "Groundwater Monitoring Work Plan" and the draft of the proposed Consent Administrative Agreement related to the Chemical Business' wastewater treatment system. At the date of this report, the cost of the expenditures for these environmental matters has not been determined.

Contingencies
_____________
      The Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome.

                    SPECIAL NOTE REGARDING
                   FORWARD-LOOKING STATEMENTS

     Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking
Statements. Forward-Looking Statements contained herein relate to, among other things, (i) additional capacity for anhydrous ammonia coming on-line, and such additional capacity may contribute to a decline in future market price for such ammonia, (ii) the EDNC
Baytown Plant will cost approximately $65 million, will be completed by the first quarter of 1999 and, when the EDNC Baytown Plant is fully operational, the annual sales volume from such plant will be approximately $50.0 million, (iii) future cash requirements (iv) ability to meet presently anticipated capital expenditures, working capital, and debt service requirements, (v) ability to comply with the Company's general working capital requirements, (vi) ability to be able to continue to borrow under the Company's revolving line of credit, (vii) contingencies should not have a material adverse impact on the Company's liquidity, (viii) ability to be in compliance with certain financial covenants contained in certain loan agreements, and (ix) ability to complete certain settlements. While the Company believes the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign,
(ii) material reduction in revenues, (iii) inability to collect in a timely manner a material amount of receivables, (iv) increased competitive pressures, (v) contracts are not obtained or projects are not finalized within a reasonable period of time or on schedule,
(vi) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such,
(vii) additional releases (particularly air emissions into the environment), (viii) potential increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company,
(ix) inability to retain management or to develop new management,
(x) the requirement to use internally generated funds for purposes not presently anticipated, (xi) the effect of additional production capacity of anhydrous ammonia in the western hemisphere, (xii) the cost for the purchase of anhydrous ammonia not reducing or continuing to increase or the cost for natural gas increases, (xiii) changes in operating strategy or development plans, (xiv) inability to fund the expansion of the Company's businesses, (xv) adverse results in any of the Company's pending litigation,(xvi) inability to finalize the settlements of the pending environmental litigation or the Company's insurance does not cover a substantial portion of such settlements, and (xvii) other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

              Independent Accountants' Review Report



Board of Directors
ClimaChem, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of ClimaChem, Inc. and subsidiaries as of June 30, 1998, and the related condensed consolidated statements of operations for the six month and three month periods ended June 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ClimaChem, Inc. as of December 31, 1997, and the related consolidated statements of operations and retained earnings and cash flows for the year then ended (not presented herein); and in our report dated March 16, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                              /s/ Ernst & Young LLP

                              ERNST & YOUNG LLP


Oklahoma City, Oklahoma
August 14, 1998

                             PART II
                        OTHER INFORMATION

Item 1.   Legal Proceedings
______    _________________
     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in its S-4 Registration Statement No. 333-44905 ("Registration Statement") under "Company - Legal Proceedings", declared effective by the Commission on April 16, 1998, except the following settlements or material developments have occurred regarding certain of such litigation:

     Roy Carr, et. al v. El Dorado Chemical Company ("Carr Case"); Richard Detraz, et. al v. El Dorado Chemical Company ("Detraz Case"); Roy A. Carr, Sr., et. al v. El Dorado Chemical Company ("Citizen Suit"), which are or were pending against El Dorado Chemical Company ("EDC"), a subsidiary of the Company within the Company's Chemical Business, in the United States District Court, Western District of Arkansas. During the second quarter of 1998, EDC (i) settled the Carr Case, (ii) obtained court approval of a Consent Decree in settlement of the Citizen Suit, and (iii) settled the Detraz Case.

     Under the terms of the Consent Decree in settlement of the Citizen Suit, which is subject to court approval, EDC has agreed to, among other things, (i) the granting of injunctive relief requiring its El Dorado, Arkansas facility("El Dorado Facility") to
(a) comply with certain discharge, monitoring and reporting requirements of its waste water discharge permit, the emission limitations of its air permit and the notification requirements under certain sections of certain environmental laws and the statutory penalties for failure to comply with such notification requirements, (b) perform air and water tests to determine if the El Dorado Facility is meeting certain compliance levels and, if the tests do not meet the required compliance levels, to make the necessary corrections so that such compliance levels can be met, and (c) limitations relating to the El Dorado Facility's use of its older concentrated nitric acid plant, (ii) provide the plaintiffs with copies of certain documents forwarded to, or received by, appropriate environmental regulatory agencies by the El Dorado Facility and summaries of certain test results at the El Dorado Facility, (iii) pay to the U.S. Treasury $50,000 as a penalty, and
(iv) pay certain stipulated penalties under certain conditions in the event the El Dorado Facility fails to comply with the terms of the Consent Decree. The $50,000 payment to the U.S. Treasury has been made by the Company's Chemical Business.

     Under the Carr Case and Detraz Case settlements, certain cash payments will be or are to be made to the plaintiffs as a result of such settlements. Substantially all such cash settlement payments made in the Carr Case and to be made in the Detraz Case have been funded or are to be funded directly by the Company's EIL Insurance. See Note 5 to Notes to Condensed Consolidated Financial Statements and "Special Note Regarding Forward - Looking Statements."

Item 2.   Changes in Securities and Use of Proceeds
______    _________________________________________
     (a) In April 1998, the Company exchanged its $105 million in 10 3/4% Senior Notes Due 2007 ("Old Notes") for $105 million of 10 3/4% Series B Senior Notes Due 2007 ("New Notes") that were registered under the Securities Act of 1933, as amended (the "Act"). The Old Notes were sold by the Company to Wasserstein Perella Securities, Inc., who subsequently resold the Old Notes to qualified institutional buyers pursuant to Rule 144A under the Act. The form and terms of the New Notes are the same as the form and terms of the Old Notes (which they replaced), except the New Notes bear a Series B designation, have been registered under the Act and, therefore, do not bear legends restricting their transfer and do not contain certain provisions relating to liquidated damages which were included in the Old Notes in certain circumstances relating to the timing of the exchange offer of the New Notes for the Old Notes. The New Notes evidence the same debt as the Old Notes (which they replaced) and were issued and entitled to the benefits of an Indenture, dated November 26, 1997, between the Company, the Guarantors (as defined in the Indenture) and BankOne, N.A., as trustee governing the Old Notes and the New Notes. See
Note 4 of Notes to Condensed Consolidated Financial Statements and "Management Discussion and Analysis of Financial Condition and Results of Operations".

Item 3.   Defaults upon Senior Securities
______    _______________________________
     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
______    ___________________________________________________
     Not applicable.

Item 5.   Other Information
______    _________________
     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

     (A) Exhibits. The Company has included the following exhibits in this report:

          4.1  Third Amendment to Amended and Restated Loan and
               Security Agreement between BankAmerica Business
               Credit, Inc. and Climate Master, Inc.,
               International Environmental Corporation,
               El Dorado Chemical Company, and Slurry Explosives
               Corporation.

          27.1 Financial Data Schedule.

          27.2 Financial Data Schedule.

     (B) Reports of Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 15th day of August 1998.


                                     CLIMACHEM, INC.


                                  By: /s/ Tony M. Shelby
                                     ________________________________
                                     Tony M. Shelby
                                     Vice President - Chief Financial
                                     Officer, (Principal Financial
                                     Officer)


                                 By: /s/ Jim D. Jones
                                    ________________________________
                                    Jim D. Jones
                                    Vice President - Treasurer
                                    (Principal Accounting Officer)

                           EXHIBIT INDEX
                           _____________

Exhibit                                                 Sequential
  No.                      Description                    Page No.
_______                    ___________                  ___________
  4.1        Third Amendment to Amended and Restated
             Loan and Security Agreement between
             BankAmerica Business Credit, Inc.
             and Climate Master, Inc., International
             Environmental Corporation, El Dorado
             Chemical Company, and Slurry Explosive
             Corporation.                                   41

 27.1        Financial Data Schedule                        52

 27.2        Financial Data Schedule                        53








                              - 39 -

