Form 10-Q
period 1998-09-30
CLIMACHEM INC
filed 1998-11-23
CIK 1053518

FORM 10-Q

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended    September 30, 1998
                          ________________________________________
                                OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For The transition period from __________________ to _______________

Commission file number __________________________________________


                           ClimaChem, Inc.
      ____________________________________________________
      Exact name of Registrant as specified in its charter


         OKLAHOMA                           73-1528549
______________________________            _______________
State or other jurisdiction of            I.R.S. Employer
incorporation or organization             Identification No.

     16 South Pennsylvania,   Oklahoma City, Oklahoma  73107
     _______________________________________________________
       Address of principal executive offices    (Zip Code)

                          (405) 235-4546
       __________________________________________________
       Registrant's telephone number, including area code

                               None
       ______________________________________________________
       Former name, former address and former fiscal year, if
                      changed since last report.

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES    X         NO
                                  _________        _________

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

The accompanying condensed consolidated balance sheet of ClimaChem, Inc. (the "Company") at September 30, 1998, the condensed consolidated statements of operations for the nine month and three month periods ended September 30, 1998 and 1997 and the consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the nine months and three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1997, was derived from audited financial statements as of that date. Reference is made to the Company's registration statement on Form S-4 filed April 10, 1998 for an expanded discussion of the Company's financial disclosures and accounting policies.

                           CLIMACHEM, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
           (Information at September 30, 1998 is unaudited)
                        (Dollars in thousands)

                                              September 30,  December 31,
ASSETS                                             1998           1997
_________________________________________       ___________    ___________
S>
Current assets:

  Cash and cash equivalents                     $    1,021     $    3,534

  Trade accounts receivable, net of allowance       43,084         38,521

  Inventories:
    Finished goods                                   9,722         13,189
    Work in process                                  8,472          7,803
    Raw materials                                   18,823         17,768
                                                __________     __________
      Total inventory                               37,017         38,760

  Supplies and prepaid items                         7,760          6,282
  Income tax receivable                                234          2,142
  Current deferred income taxes                      1,345          1,345
  Due from LSB and affiliates                          164          2,157
                                                __________     __________
    Total current assets                            90,625         92,741

Property, plant and equipment, net                  81,057         84,329

Due from LSB and affiliates, net                    13,443         13,443

Other assets, net                                   11,173         10,362
                                                __________     __________
                                                $  196,298     $  200,875
                                                ==========     ==========

                  (Continued on following page)


                          CLIMACHEM, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
         (Information at September 30, 1998 is unaudited)
                       (Dollars in thousands)

                                                 September 30,   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1998           1997
________________________________________          ___________     __________
Current liabilities:
  Accounts payable                                $    16,875     $   19,091
  Accrued liabilities                                  14,036          9,075
  Current portion of long-term debt (Note 4)            7,198          9,838
                                                   __________      _________
     Total current liabilities                         38,109         38,004

Long-term debt (Note 4)                               121,782        126,346

Contingencies (Note 5)

Deferred income taxes                                   9,236          9,236

Stockholders' equity:
  Common stock, $.10 par value; 500,000
    shares authorized, 10,000 shares
    issued                                                  1              1
  Capital in excess of par value                       12,652         12,652
  Accumulated other comprehensive loss                 (1,933)        (1,003)
  Retained earnings                                    16,451         15,639
                                                  ___________     __________
                                                       27,171         27,289
                                                  ___________     __________
    Total stockholders' equity                    $   196,298     $  200,875
                                                  ===========     ==========

                     (See accompanying notes)

                            CLIMACHEM, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
           Nine Months Ended September 30, 1998 and 1997
                          (Dollars in thousands)


                                                       1998          1997
                                                   __________     __________
Revenues:
  Net sales                                        $ 202,462       $ 200,367
  Other income                                           256             510
                                                   __________      _________
                                                     202,718         200,877

Costs and expenses:
  Cost of sales                                      160,099         161,684
  Selling, general and administrative (Note 6)        30,566          28,005
  Interest                                             9,333           6,587
                                                   __________      _________
                                                     199,998         196,276
                                                   __________      _________
Income before provision for
  income taxes                                         2,720           4,601

Provision for income taxes                             1,908           1,821
                                                   _________       _________
Net income                                         $     812       $   2,780
                                                   =========       =========
Retained earnings at beginning of period              15,639          19,913
Dividends to parent                                        -          (2,303)

Retained earnings at end of period                 $  16,451       $  20,390
                                                   =========       =========

                     (See accompanying notes)

                         CLIMACHEM, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
          Three Months ended September 30, 1998 and 1997
                      (Dollars in thousands)


                                                      1998           1997
                                                   __________     __________
Revenues:
  Net sales                                        $   65,332      $ 62,362
  Other income                                             58           179
                                                   __________     __________
                                                       65,390        62,541

Costs and expenses:
  Cost of sales                                        52,660        50,021
  Selling, general and administrative (Note 6)         10,217         9,287
  Interest                                              3,060         2,332
                                                   __________     __________
                                                       65,937        61,640
                                                   __________     __________

Income (loss) before provision for
  income taxes                                           (547)          901
Provision for income taxes                                208           320
                                                   __________      ________
Net income (loss)                                  $     (755)     $    581
                                                   ==========      ========
Retained earnings at beginning of period               17,206        20,517
Dividends to parent                                         -          (708)
                                                   __________      ________
Retained earnings at end of period                 $   16,451      $ 20,390
                                                   ==========      ========

                     (See accompanying notes)

                         CLIMACHEM, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
          Nine Months Ended September 30, 1998 and 1997
                     (Dollars in thousands)

                                                      1998            1997
                                                   __________      _________
Cash flows from operations:
  Net income                                       $     812       $  2,780
  Adjustments to reconcile net income
    to cash flows provided (used) by operations:
      Depreciation, depletion and amortization:
        Property, plant and equipment                  7,042          5,710
        Other                                          1,065            559
      Provision for possible losses
        on receivables and other assets                  206            148
      Provision for deferred income taxes                  -            358
      Cash provided (used) by changes in assets
        and liabilities:
          Trade accounts receivable                   (5,376)        (4,316)
          Inventories                                    859             16
          Supplies and prepaid items                  (1,499)          (580)
          Accounts payable                            (2,075)        (6,926)
          Accrued liabilities                          5,556           (708)
          Due to / from LSB and affiliates             3,606              -
                                                  ___________      _________
Net cash provided (used) by operations                10,196         (2,959)

Cash flows from investing activities:
  Capital expenditures                                (4,229)        (6,228)
  Proceeds from sales of equipment                        64            273
  Increase in other assets                            (1,892)          (527)
                                                  ___________     __________
Net cash used in investing activities                 (6,057)        (6,482)

Cash flows from financing activities:
  Payments on long-term debt                          (4,939)       (23,776)
  Long-term and other borrowings                         150         50,000
  Net change in revolving debt                        (1,863)        (2,483)
  Net change in amounts due to / from
    LSB and affiliates                                     -        (11,261)
  Dividends paid to parent                                 -         (2,302)
                                                  ___________     __________
Net cash provided (used) by financing activities      (6,652)        10,178
                                                  ___________     __________
Net increase (decrease) in cash                       (2,513)           737

Cash and cash equivalents at beginning of period       3,534          1,109
                                                  __________      __________

Cash and cash equivalents at end of period        $    1,021      $   1,846
                                                   =========      =========

                     (See accompanying notes)

                          CLIMACHEM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
           Nine Months Ended September 30, 1998 and 1997


Note 1: Basis of Presentation  ClimaChem, Inc. ("the Company"), a
_____________________________
wholly-owned subsidiary of LSB Industries, Inc. ("LSB" or "Parent"), was organized under the laws of the State of Oklahoma in October 1997. The Company's Certificate of Incorporation authorizes the issuance of 500,000 shares of $.10 par value common stock. All of the issued and outstanding shares of common stock of the Company are directly or indirectly owned by LSB. The Company is a holding company which maintains operations through various wholly-owned subsidiaries. The Company owns, through its subsidiaries, a substantial portion, but not all, of the operations comprising the Chemical Business and Climate Control Business as previously owned by LSB. Prior to November 21, 1997, all of the Company's subsidiaries were wholly-owned subsidiaries of LSB, directly or through one or more intermediaries, and were contributed to the Company, following its formation, by LSB or other subsidiaries in exchange for all of the outstanding common stock of the Company. These exchanges were accounted for as a reorganization of entities under common control and, accordingly, reflect LSB's and its subsidiaries' historical cost of such subsidiaries and net assets. Accordingly, the condensed consolidated financial statements of the Company and its subsidiaries reflect this reorganization in a manner similar to a pooling of interests.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in the accompanying financial statements.

Note 2: Changes in Accounting  Effective January 1, 1998, the
_____________________________
Company changed its method of accounting for the costs of computer software developed for internal use to capitalize costs incurred after the preliminary project stage as outlined in Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). These capitalized costs will be amortized over their estimated useful life. Prior to 1998, these costs were expensed as incurred. The effect of this change on net income for the nine month period ended September 30, 1998 was not material.

In the second quarter of 1998, the Accounting Standards Executive Committee of the Securities and Exchange Commission released Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as

                           CLIMACHEM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
            Nine Months Ended September 30, 1998 and 1997


incurred. As of September 30, 1998, the start-up costs capitalized on its balance sheet are immaterial. SOP 98-5 is effective for fiscal years ending after December 15, 1998. The Company expects to adopt SOP 98-5 no later than the first quarter of 1999.

In June, 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS #133"), Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company has not yet determined when this new Statement will be adopted. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what all of the effects of SFAS #133 will be on the earnings and financial position of the Company; however, the Company expects that the interest rate forward agreement discussed in Note 5, "Nitric Acid Project", will be accounted for as a cash flow hedge upon adoption of SFAS #133, with the effective portion of the hedge being classified in equity in accumulated other comprehensive income or loss. The amount included in accumulated other comprehensive income or loss will be amortized to income over the initial term of the leveraged lease.

Note 3: Comprehensive Income  Effective January 1, 1998, the
____________________________
Company adopted Financial Accounting Standard No. 130 "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company has also made similar reclassifications for all prior periods for comparative purposes. Other comprehensive income for the nine month and three month periods ended September 30, 1998 and 1997 is detailed below.

                          CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
            Nine Months Ended September 30, 1998 and 1997

                                Nine Months                 Three Months
                                   Ended                        Ended
                            ____________________         ____________________
                            9/30/98      9/30/97         9/30/98      9/30/97
                            _________________________________________________
                                              (In thousands)
Net income (loss)           $  812       $2,780         $  (755)      $  581

Foreign currency
   translation loss           (930)        (859)           (324)        (309)
                            _______      _______        ________      ______
Comprehensive income (loss) $ (118)      $1,921         $(1,079)      $  272
                            =======      =======        ========      ======

Note 4: Long-Term Debt
______________________
(A)  In November, 1997, the Company completed the sale of $105 million principal amount of 10 3/4% Senior Notes due 2007, which Senior Notes were exchanged by the Company with
     registered senior notes of the same amount and substantially the same terms in April, 1998 (the "Notes").  Interest on the
     Notes is payable semiannually in arrears on June 1 and
     December 1 of each year, and the principal is payable in the year 2007.  The Notes are senior unsecured obligations of the
     Company and rank pari passu in right of payment to all
     existing senior unsecured indebtedness of the Company and its subsidiaries.  The Notes are effectively subordinated to all existing and future senior secured indebtedness of the
     Company.

     Except as described below, the Notes are not redeemable at the Company's option prior to December 1, 2002. After December 1,
     2002, the Notes will be subject to redemption at the option of the Company, in whole or in part, at the redemption prices set forth in the indenture relating to the Notes between the Company, the guarantors and the trustee ("Indenture"), plus accrued and unpaid interest thereon, plus liquidated damages, if any, to the applicable redemption date. In addition, until December 1, 2000, up to $35 million in aggregate principal amount of the Notes is redeemable, at the option of the Company, at a price of 110.75% of the principal amount of the Notes, together with accrued and unpaid interest, if any, thereon, plus liquidated damages; provided, however, that at least $65 million in aggregate principal amount of the New
     Notes remain outstanding following such redemption.


                                9

                           CLIMACHEM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
             Nine Months Ended September 30, 1998 and 1997

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

(B) LSB and the Company have an asset based credit agreement that provides for a $65 million revolving credit facility (the
     "Revolving Credit Facility") with four separate loan agreements (the "Credit Facility Agreement"), one for certain subsidiaries of the Company and three for LSB and its subsidiaries which are not the Company or subsidiaries of the Company. Under the Revolving Credit Facility, LSB and certain subsidiaries of LSB that are not the Company or subsidiaries of the Company have a right to borrow on a revolving basis up to $24 million under the Revolving Credit Facility ($16.4 million outstanding at September 30, 1998). Subject to the amount of eligible collateral, the Company has the right to borrow up to $65 million under the Revolving Credit Agreement less any amounts borrowed under the Revolving Credit Facility by LSB and its subsidiaries that are not the Company or subsidiaries of the Company. Borrowings under the Revolving
     Credit Facility bear an annual rate of interest at a floating rate based on the lender's prime rate plus .5% per annum or, at the Company's option, on the lender's LIBOR rate plus
     2.875% per annum (which rates are subject to increase or reduction based upon specified availability and adjusted tangible net worth levels). The agreement will terminate on December 31, 2000, subject to automatic renewal for terms of 13 months each, unless terminated by either party. The Credit
     Facility Agreement also requires the payment of an annual facility fee equal to 0.5% of the unused Revolving Credit

                           CLIMACHEM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
             Nine Months Ended September 30, 1998 and 1997

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

(C) At September 30, 1998, the Company's wholly-owned Australian subsidiary had an AUS$10.5 million (US$6.1 million) revolving credit facility with a bank (the "TES Revolver") which is renewed by the bank on an annual basis. The TES Revolver provides for borrowings based on specified percentages of qualified eligible assets. The interest rate on the TES
     Revolver is dependent upon the borrowing option elected by the Company's Australian subsidiary. Borrowings under an overdraft option, as defined, generally bear interest at the bank's base lending rate (which approximates the U.S. prime rate) plus .5% per annum. Borrowings under the commercial bill option generally bear interest at the bank's yield rate, as defined. At September 30, 1998 all borrowings under the TES Revolver were under the commercial bill option which had a weighted average interest rate of 7.23% per annum.

     At September 30, 1998, the Company's Australian subsidiary was in technical noncompliance with certain financial covenants contained in the TES Revolver. At the time of closing of the TES Revolver, the subsidiary was also in technical noncompliance with certain financial covenants; however, the bank has confirmed that it will not act on any default so long as, in its opinion, such default will not impact the ability of TES or LSB to continue operations or service and repay its borrowings outstanding under the TES Revolver. At December
     31, 1997 and September 30, 1998, all borrowings outstanding under the TES Revolver have been classified as due within one year in the accompanying condensed consolidated financial statements.

     At September 30, 1998, the Company was not in compliance with certain financial covenants related to debt instruments other than the Notes. In November, 1998, the Company obtained waivers for such noncompliance and amendments to reset the covenants where

                           CLIMACHEM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
             Nine Months Ended September 30, 1998 and 1997

applicable.  See "Management's Discussion and Analysis of Financial
Condition and Results of Operations" - "Sources of Funds" for further discussion of such waivers and debt instruments.

Note 5: Commitments and Contingencies
_____________________________________

Nitric Acid Project
___________________

In June, 1997, two wholly owned subsidiaries of the Company, El
Dorado Chemical Company ("EDC"), and El Dorado Nitrogen Company
("EDNC"), entered into a series of agreements with Bayer
Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC is acting as an agent to construct, and upon completion of construction, will operate a nitric acid plant
(the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. EDC has guaranteed the performance of EDNC's obligations under the Bayer Agreement. Under the terms of the Bayer Agreement, EDNC is to lease the EDNC Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years from the date on which the EDNC Baytown Plant becomes fully operational. Upon expiration of the initial ten-year term from the date the EDNC Baytown Plant becomes operational, the Bayer
Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal. It is anticipated that construction of the EDNC Baytown Plant will cost approximately $65 million and will be completed by the first quarter of 1999.
Construction financing of the EDNC Baytown Plant is being provided by an unaffiliated lender. Neither the Company, EDNC nor EDC has guaranteed any of the lending obligations for the EDNC Baytown
Plant. In connection with the leveraged lease, the Company entered into an interest rate forward agreement to fix the effective rate of interest implicit in such lease. As of September 30, 1998, the fair value of such agreement represented a liability of $7.3 million for which the Company has posted margin and letters of credit totaling the same. Bayer has agreed to reimburse the Company for 50% of the ultimate cost of the hedging contract associated with the interest rate forward agreement. See Note 2, "Changes in Accounting", for the expected accounting upon adoption of SFAS #133.

     EDNC has agreed in the Bayer Agreement that, prior to completion of EDNC's Baytown Plant, EDNC will deliver to Bayer a certain amount of Bayer's needs for nitric acid at Bayer's Baytown plant. In 1998, EDNC began delivering nitric acid to Bayer that it has purchased from EDC and unaffiliated third party vendors.

                           CLIMACHEM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
              Nine Months Ended September 30, 1998 and 1997


Legal Matters
_____________

Following is a summary of certain legal actions involving the
Company:

A. A subsidiary of the Company submitted to the State of Arkansas a "Groundwater Monitoring Work Plan" which was approved by the State of Arkansas. Pursuant to the Groundwater Monitoring Work
     Plan, the subsidiary has performed phase I and II groundwater investigations, and submitted a risk assessment report to the State of Arkansas. The risk assessment report is currently being held in abeyance by the State of Arkansas. On August
     10, 1998, the subsidiary entered into a Consent Administrative
     Agreement ("CAA") with the State of Arkansas, which requires the implementation of interim measures to reduce the concentrations of nitrates in the shallow groundwater.

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

     During May, 1997, approximately 2,300 gallons of caustic material spilled when a valve in a storage vessel failed, which was released to a storm water drain, and according to ADPC&E records, resulted in a minor fish kill in a drainage

                           CLIMACHEM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
            Nine Months Ended September 30, 1998 and 1997

     ditch near EDC's El Dorado, Arkansas, facility ("El Dorado
     Facility"). The referenced CAA resolves this spill by requiring EDC to implement wastewater minimization characterization, and enhanced treatment in order to meet more stringent effluent limits by February 1, 2002. The CAA includes a civil penalty in the amount of $183,700 which includes $42,000 that has already been paid by funding an environmental project in the community, and $125,000 which will be paid in the form of environmental improvements at the El Dorado Plant over a five year period. EDC paid stipulated penalties in the amount of $5,000 relating to upset conditions occurring in September, 1998.

B.   A civil cause of action has been filed against the Company's
     Chemical Business and five (5) other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. The plaintiffs are suing for an unspecified amount of damages, which, pursuant to statute, plaintiffs are requesting be trebled, together with costs. Based on the information presently available to the Company, the Company does not believe that the Chemical Business conspired with any party, including but not limited to, the five (5) other defendants, to fix prices in connection with the sale of commercial explosives. Discovery has only recently commenced in this matter. The Chemical Business intends to vigorously defend itself in this matter.

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

                           CLIMACHEM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
            Nine Months Ended September 30, 1998 and 1997

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


                           CLIMACHEM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
            Nine Months Ended September 30, 1998 and 1997

Note 6: Transactions with Related Parties  On November 21, 1997,
_________________________________________
the Company and LSB entered into a services agreement (the
"Services Agreement") pursuant to which LSB will provide to the
Company various services, including financial and accounting, order entry, billing, credit, payable, insurance, legal, human resources, advertising and marketing, and related administrative services, that LSB has historically provided to the operations and businesses of the Company.  The Company will pay to, or reimburse, LSB for the
Company's payroll that is paid by LSB and the costs and expenses incurred by LSB in the performance of the Services Agreement.

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

Charges for such services included in the accompanying condensed consolidated financial statements were $1,704,000 and $1,350,000, and $561,000 and $450,000 for the nine month and three month periods ended September 30, 1998 and 1997, respectively.
Management of the Company believes these charges from LSB reasonably approximate additional general and administrative costs which would have been incurred if the Company had been an independent entity during such periods. These amounts do not include reimbursements for costs described in the next paragraph or amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

The Services Agreement also provides that LSB will permit employees of the Company and its subsidiaries to continue to participate in the benefit plans and programs sponsored by LSB. The Company will pay to, or reimburse, LSB for the costs associated with participation by the employees of the Company in LSB's benefit plans and programs.

On November 21, 1997, LSB and the Company entered into a management agreement (the "Management Agreement"), which provides that LSB will provide to the Company, managerial oversight and guidance concerning the broad policies, strategic decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by

                          CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
            Nine Months Ended September 30, 1998 and 1997

LSB. Under the Management Agreement, the Company is to pay LSB a fee for such services which will not exceed $1.8 million annually based on a formula set forth in the Management Agreement, if the Company's consolidated earnings before interest, income taxes, depreciation and amortization ("EBITDA"), exceeds certain amounts on a quarterly basis during a year and certain amounts at the end of a year during the term of the Management Agreement. The maximum management fee amount to be paid to LSB by the Company will be increased annually commensurate with the percentage increase, if any, in the Consumer Price Index during the preceding calendar year, beginning January 1, 1998. In the third quarter of 1998, $450,000 was accrued as a payable to LSB by the Company pursuant to the Management Agreement, bringing the total to $1,350,000 for the first nine months of the year. This amount is included in selling, general and administrative expenses in the nine months ended
September 30, 1998 (none in 1997).

On November 21, 1997, the Company and LSB entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for
(i) the allocation of payments of taxes for periods during which the Company and its subsidiaries and LSB are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters.
For tax periods beginning after December 1996 and ending ten years thereafter, so long as the Company is included in LSB's consolidated federal income tax returns or state consolidated combined or unitary tax returns, the Company will be required to pay to LSB an amount equal to the Company's consolidated federal and state income tax liability calculated as if the Company and its subsidiaries were a separate consolidated tax group and not part of LSB's consolidated tax group. Such amount is payable in estimated quarterly installments. If the sum of the estimated quarterly installments is (a) greater than the tax liability of the Company, on a consolidated basis, as determined by LSB, under the Tax
Sharing Agreement, then LSB will refund the amount of the excess to the Company, or (b) less than the Company's tax liability, on a consolidated basis, as determined by LSB, under the Tax Sharing
Agreement, then the Company will pay to LSB the amount of the deficiency. For the nine months ended September 30, 1998 and 1997, respectively, the Company paid or was obligated to pay LSB $1.9 million and $1.0 million under the Tax Sharing Agreement.

Under the terms of an Indenture between the Company, the guarantors and the trustee relating to the Notes (as defined in Note 4), the

                           CLIMACHEM, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
             Nine Months Ended September 30, 1998 and 1997

Company is permitted to distribute or pay in the form of dividends and other distributions to LSB in connection with the Company's outstanding equity securities or loans, (a) advances or investments to any person (including LSB), up to 50% of the Company's consolidated net income for the period (taken as one accounting period), commencing on the first day of the first full fiscal quarter commencing after the Issue Date (as defined in Note 4) to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus
100% of such deficit), plus (b) the aggregate net cash proceeds received by the Company from the sale of its capital stock. This limitation will not prohibit (i) payment to LSB under the Services
Agreement, Management Agreement and the Tax Sharing Agreement, or
(ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration. Subsequent to September 30, 1998, based on the terms stated above, the Company declared and paid to LSB a dividend in the amount of $405,941 representing 50% of the Company's consolidated net income for the nine month period ended
September 30, 1998.

The Company also leases the facilities of one of its Climate
Control manufacturing subsidiaries from a subsidiary of LSB that is not the Company or a subsidiary of the Company under an operating lease. Rental expense associated with the lease was $356,250 and $335,490 during the first nine months of 1998 and 1997, respectively.

The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At September 30, 1998, the Company had loans and advances due from LSB of approximately $13.4 million; $10.0 million of these loans were loaned to LSB from the proceeds of the sale of the Notes and bears interest at 10-3/4%, maturing November 2007. The remainder of these loans to LSB and affiliates relate to cash advances from the Company to LSB and affiliates prior to the sale of the Notes and these loans are due November 2007 and bear interest at 7% per annum. The Company has $.2 million due from LSB and affiliates as of September 30, 1998, included in current assets related primarily to accrued interest on the above-referenced loans and advances offset by amounts owed to LSB under the Management Agreement, which is non-interest bearing.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of
Financial Condition and Results of Operations ("MD&A") should be read in conjunction with a review of the Company's September 30, 1998 Condensed Consolidated Financial Statements.

     Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding
Forward-Looking Statements".

OVERVIEW

     In October, 1997, the Company was organized as a new wholly owned subsidiary of LSB Industries, Inc. ("LSB"). The Company owns substantially all of LSB's Chemical and Climate Control Businesses.
See Note 1 of Notes to Condensed Consolidated Financial Statements.
Information about the Company's operations in different industry segments for the nine months and three months ended September 30, 1998 and 1997 is detailed below.

                               Nine Months        Three Months
                             1998       1997     1998      1997
                           ________   ________  ________  ________
                                       (In thousands)
                                         (Unaudited)
Sales:
  Chemical                $112,217   $122,853    $ 34,695  $ 32,658
  Climate Control           90,245     77,514      30,637    29,704
                          ________   ________    ________  ________
                           202,462    200,367      65,332    62,362
                          ========   ========    ========  ========
Gross profit (1):
  Chemical                $ 15,815   $ 16,096    $  3,478  $  3,516
  Climate Control           26,548     22,587       9,194     8,825
                          ________   ________    ________  ________
                          $ 42,363   $ 38,683    $ 12,672  $ 12,341
                          ========   ========    ========  ========
Operating profit (2):
  Chemical                $  3,809   $  4,647    $   (494) $    351
  Climate Control            8,244      6,541       3,007     2,882
                          ________   ________    ________  ________
                            12,053     11,188       2,513     3,233
Interest expense            (9,333)    (6,587)     (3,060)   (2,332)
                          ________   ________    ________  ________
Income (loss) before provision
  for income taxes        $  2,720   $  4,601    $   (547) $    901
                          ========   ========    ========  ========

(1) Gross profit by industry segment represents net sales less cost of sales.


(2) Operating profit by industry segment represents revenues less operating expenses before deducting interest expense and income taxes.

Chemical Business
_________________

     Although sales in the Chemical Business have declined from $122.9 million in the nine months ended September 30, 1997, to $112.2 million in the nine months ended September 30, 1998 (a decrease of 8.7%), exclusive of $997,000 of the fee to LSB under the Management Agreement allocated to the Chemical Business in the above table, the operating profit has increased approximately $160,000 in 1998, compared to 1997.

     During the first nine months of 1997, limitations on production, as a result of certain mechanical and design problems relating to the construction and start-up of a concentrated nitric acid plant, resulted in significant fixed costs being expended as period costs rather than being absorbed as cost of product being produced and sold. In addition, significant amounts were expended for engineering, consulting, and other costs to bring the nitric acid plant up to its stated capacity.

     Additionally, the cost of the Chemical Business' primary raw material, anhydrous ammonia, averaged approximately $186 per ton in the first nine months of 1997, compared to approximately $160 per ton in the first nine months of 1998. The Chemical Business purchases approximately 220,000 tons of anhydrous ammonia per year under two contracts, both effective as of January 1, 1997. The Company's purchase price of anhydrous ammonia under these contracts can be higher or lower than the current market spot price of anhydrous ammonia. Pricing is subject to variations due to numerous factors contained in these contracts. Based on the price calculations contained in the contracts, one contract is presently priced above the current market spot price. The Chemical Business is required to purchase approximately one half of its requirements from each of the suppliers under the terms of the contracts.

     The ammonia industry has added an additional one million tons of capacity of anhydrous ammonia in the western hemisphere in 1998 and the Company believes there is approximately one million tons of additional annual capacity of anhydrous ammonia being constructed in the western hemisphere scheduled for completion in 1999. The Company believes this additional capacity may contribute to a decline in the future market price of anhydrous ammonia.

     In 1998, the Chemical Business has been adversely affected by the extreme drought conditions in the mid-south market during the primary fertilizer season, followed by excess wet conditions and floods in the fall season, resulting in substantially lower volume and lower sales prices for certain of its products sold in its agricultural markets.

     During July, 1997, a subsidiary of the Company entered into an agreement with Bayer Corporation ("Bayer") whereby one of the Company's subsidiaries is acting as agent to construct a nitric acid plant located within Bayer's Baytown, Texas chemical plant complex. This plant, when constructed, will be operated by the Company's subsidiary and will supply nitric acid for Bayer's polyurethane business under a long-term supply contract.
Management estimates that, after the initial startup phase of operations at the plant, at full production capacity based on terms of the Bayer Agreement and dependent upon the price of anhydrous ammonia, based on the price of anhydrous ammonia as of the date of this report, the plant should generate approximately $35 million to $50 million in annual gross revenues. It is anticipated that the construction of the nitric acid plant at Bayer's facility in Baytown, Texas, will cost approximately $65 million and construction is scheduled to be completed in the first quarter of 1999. The Company's subsidiary is to lease the nitric acid plant pursuant to a leverage lease from an unrelated third party for an initial term of ten (10) years from the date that the plant becomes fully operational, and the construction financing of this plant is being provided by an unaffiliated lender.

     The results of operation of the Chemical Business' Australian subsidiary have been adversely affected due to the recent economic developments in certain countries in Asia. These economic developments in Asia have had a negative impact on the mining industry in Australia which the Company's Chemical Business services. As these adverse economic conditions in Asia have continued, such have had an adverse effect on the Company's consolidated results of operations in 1998. The Company has received an offer to sell its Australian subsidiary. There are no assurances that the Company would sell the Australian subsidiary.

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

     As indicated in the above table, the Climate Control Business reported improved sales (an increase of 16.4%) and improved operating profit (an increase of 26.0%) for the first nine months of 1998 as compared to the first nine months of 1997.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 vs. Nine Months Ended
September 30, 1997.
__________________________________________________________

     Revenues
     ________

     Total revenues for the nine months ended September 30, 1998 and 1997 were $202.7 million and $200.9 million, respectively (an increase of $1.8 million). Sales increased $2.1 million and other income decreased $.3 million.

     Net Sales
     _________

     Consolidated net sales included in total revenues for the nine months ended September 30, 1998 were $202.5 million, compared to $200.4 million for the first nine months of 1997, an increase of $2.1 million. This increase in sales resulted from: (i) increased sales in the Climate Control Business of $12.7 million due to increased sales volume and price increases in this Business' Heat Pump and Fan Coil product lines, offset by (ii) decreased sales in the Chemical Business of $10.6 million due to lower sales in the U.S. of agricultural and blasting products and decreased business volume of its Australian subsidiary. Sales were lower in the Chemical Business during the first nine months of 1998, compared to the first nine months of 1997, as a result of adverse weather conditions in its agricultural markets during the spring and fall planting seasons. Blasting sales in the Chemical Business declined as a result of elimination of certain low profit margin sales and decreased volume in the Australian subsidiary resulting from adverse economic developments in Asia.

     Gross Profit
     ____________

     Gross profit was 20.9% for the first nine months of 1998, compared to 19.3% for the first nine months of 1997. The increase in the gross profit percentage was due primarily to: (i) lower production costs in the Chemical Business, due to the effect of lower prices of anhydrous ammonia in 1998, (ii) lower unabsorbed overhead costs caused by excessive downtime related to problems associated with mechanical failures at the Chemical Business' primary manufacturing plant in 1997, and (iii) lower material costs in the Climate Control Business as a result of improved unit cost of certain raw materials.

     Selling, General and Administrative Expense
     ___________________________________________

     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 15.1% in the nine month period ended September 30, 1998, compared to 14.0% for the first nine months of 1997. This increase is primarily the result of lower sales in the Chemical Business without an equivalent decrease in fixed SG&A expenses and a $1,350,000 charge recorded pursuant to the Management Agreement with LSB as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements elsewhere in this report.

     Interest Expense
     ________________

     Interest expense for the Company was $9.3 million during the first nine months of 1998, compared to $7.7 million, before deducting capitalized interest, during the first nine months of 1997. During the first nine months of 1997, $1.1 million of interest expense was capitalized in connection with construction of the DSN Plant. The increase of $1.6 million before the effect of capitalization primarily resulted from increased borrowings.

     Income Before Taxes
     ___________________

     The Company had income before income taxes of $2.7 million in the first nine months of 1998, compared to income before income taxes of $4.6 million in the nine months ended September 30, 1997. The decreased profitability of $1.9 million was primarily due to increased gross profit, more than offset by increases in SG&A and interest expenses as previously discussed.

     Provision for Income Taxes
     __________________________

     The provision for income taxes pursuant to the terms of the Tax Sharing Agreement as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements was $1.9 million for the first nine months of 1998 on pre-tax income of $2.7 million (70.0%), compared to $1.8 million in the first nine months of 1997 on pre-tax income of $4.6 million (39.6%). The effective tax rate is greater than the statutory rate due to losses associated with the Company's Australian subsidiary, which provides no current benefit due to its cumulative tax loss position.


Three Months Ended September 30, 1998 vs. Three Months Ended
September 30, 1997.
_____________________________________________________________

     Revenues
     ________

     Total revenues for the three months ended September 30, 1998 and 1997 were $65.4 million and $62.6 million, respectively (an increase of $2.8 million). Sales increased $3.0 million and other income decreased $.2 million.

     Net Sales
     _________

     Consolidated net sales included in total revenues for the three months ended September 30, 1998 were $65.4 million, compared to $62.4 million for the third quarter of 1997, an increase of $3.0 million. This increase in sales resulted from: (i) increased sales in the Chemical Business of $2.0 million primarily due to sales of nitric acid products pursuant to the Bayer Agreement (see
Note 5 of Notes to Condensed Consolidated Financial Statements), offset by decreased business volume of its Australian subsidiary, and (ii) increased sales in the Climate Control Business of $.8 million due to increased volume and prices in this Business' Heat Pump product lines.

     Gross Profit
     ____________

     Gross profit was 19.4% for the third quarter of 1998, compared to 19.8% for the third quarter of 1997. The decrease in the gross profit percentage was due primarily to: (i) fixed costs of the Company's Australian subsidiary with lower sales volume, and (ii) non-recurring insurance claims and vendor rebates recorded in the third quarter of 1997, offset by (iii) lower production costs in the Chemical Business, due to the effect of lower prices of anhydrous ammonia in 1998, and (iv) lower material costs caused by improved unit cost of certain raw materials in the Climate Control Business.

     Selling, General and Administrative Expenses
     ____________________________________________
     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 15.6% in the three month period ended September 30, 1998, compared to 14.9% for the third quarter of 1997. This increase is primarily the result of a $450,000 charge incurred pursuant to the Management Agreement with LSB discussed in
Note 6 of Notes to Condensed Consolidated Financial Statements elsewhere in this report.

     Interest Expense
     ________________

     Interest expense for the Company was $3.1 million during the third quarter of 1998, compared to $2.3 million during the third quarter of 1997. The increase of $.8 million primarily resulted from increased borrowings.

     Income (loss) Before Taxes
     __________________________

     The Company had a loss before income taxes of $.5 million in the third quarter of 1998, compared to income before income taxes of $.9 million in the three months ended September 30, 1997. The decreased profitability of $1.4 million was primarily due to: (i) increased SG&A expense, and (ii) increased interest expense, as previously discussed.

     Provision for Income Taxes
     __________________________

     The provision for income taxes pursuant to the terms of the Tax Sharing Agreement as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements was $.2 million for the third quarter of 1998 on a pre-tax loss of $.5 million, compared to $.3 million in the third quarter of 1997 on pre-tax income of $.9 million (35.5%). A tax provision is incurred on a pre-tax loss in the quarter ended September 30, 1998, and the effective tax rate is greater than the statutory rate for the quarter ended September 30, 1997, due to losses associated with the Company's Australian subsidiary, which provides no current benefit due to its cumulative tax loss position.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________

Cash Flow From Operations
_________________________

     Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow and borrowings under its revolving credit facilities, and more recently, by the issuance of senior unsecured notes.

     Net cash provided by operations for the nine months ended September 30, 1998 was $10.2 million, after adding back to income $8.1 million for noncash depreciation and amortization, $.2 million in provisions for possible losses on accounts receivable, and includes the following changes in assets and liabilities: (i) accounts receivable increases of $5.4 million; (ii) inventory decreases of $.9 million; (iii) increases in supplies and prepaid items of $1.5 million; (iv) increases in accounts payable and accrued liabilities of $3.5 million; and (v) reductions of amounts due from LSB and affiliates of $3.6 million. The increase in accounts receivable is due to increased sales in the Climate Control Business (see "Results of Operations" for discussion of increase in sales), seasonal sales of agricultural products in the Chemical Business, and sales of nitric acid products pursuant to the Bayer Agreement. The decrease in inventory was due to seasonal sales of agricultural products in the Chemical Business, offset by increases to support higher business volumes in the Climate Control Business. The increase in supplies and prepaid items was due primarily to an increase in maintenance and manufacturing supplies at the Chemical Business. The increase in accounts payable and accrued liabilities is attributable to accrued interest expense related to senior unsecured notes which is payable semi-annually.

Cash Flow From Investing And Financing Activities
_________________________________________________

     Cash used by investing activities for the nine months ended September 30, 1998 included $4.2 million in capital expenditures and $1.9 million increases in other assets. The capital expenditures took place in the Chemical and Climate Control Businesses to enhance production and product delivery capabilities. The increase in other assets was primarily attributable to deposits made in connection with an interest rate hedge contract related to the agreement with Bayer and deferred loan costs associated with the 10-3/4% Senior Notes discussed in Note 4 of Notes to Condensed Consolidated Financial Statements.

     Net cash used by financing activities included (i) payments on long-term debt of $4.9 million; and (ii) net decreases in revolving debt of $1.9 million.

Source of Funds
________________

     The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

     The Company owns substantially all of LSB's Chemical and Climate Control Businesses. On November 26, 1997, the Company issued senior unsecured notes which were exchanged with registered senior notes of the same amount and substantially the same terms in April, 1998 ("Notes") in the aggregate amount of $105 million pursuant to the terms of an indenture (the "Indenture"). The Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all, except for one inconsequential subsidiary, of the existing and all of the future subsidiaries of the Company.

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

     LSB, certain subsidiaries of LSB that are not subsidiaries of the Company, and certain subsidiaries of the Company are parties to a working capital revolving line of credit evidenced by four loan agreements ("Revolving Credit Agreement") with an unrelated lender ("Lender") collateralized by receivables, inventory, proprietary rights and proceeds thereof of the Company and the subsidiaries that are parties to the Revolving Credit Agreement. The Revolving

Credit Agreement, as amended, provides for revolving credit facilities ("Revolver") for total direct borrowings up to $65.0 million, including the issuance of letters of credit. Under the Revolver, the Company can borrow up to the full $65 million based on certain percentages of eligible collateral, with LSB and certain subsidiaries of LSB that are not the Company or subsidiaries of the Company having the right to borrow, on a revolving basis, up to $24 million of the $65 million based on eligible collateral. As of September 30, 1998, LSB and its subsidiaries other than the Company and its subsidiaries have borrowed $16.4 million under the Revolver. Any amounts borrowed by LSB and its subsidiaries that are not subsidiaries of the Company will reduce the amount that the subsidiaries of the Company may borrow at any one time under the Revolver. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Revolving Credit Agreement, as amended, provides for interest at the lender's prime rate plus .5% per annum or, at the Company's option, on the Lender's LIBOR rate plus 2.875% per annum (which rates are subject to increase or reduction based upon achieving specified availability and adjusted tangible net worth levels). At September 30, 1998, the effective interest rate was 8.75%. The term of the Revolving Credit Agreement is through December 31, 2000, and is renewable thereafter for successive thirteen month terms. At September 30, 1998, the availability for borrowings by the subsidiaries of the Company, based on eligible collateral, approximated $34.7 million. Borrowings by subsidiaries of the Company under the Revolver outstanding at September 30, 1998, were $4.3 million. Availability for additional borrowings under the Revolver at September 30, 1998 approximated $30.4 million. The Revolving Credit Agreement requires the Company to maintain certain financial ratios and contains other financial covenants, including tangible net worth requirements and capital expenditure limitations. At September 30, 1998, the Company was not in compliance with certain of these financial covenants. In November, 1998, the Company obtained waivers for such noncompliance and amendments to reset the covenants to amounts the Company expects to achieve in future periods. The annual interest on the outstanding debt under the Revolver at September 30, 1998 at the rates then in effect would approximate $.4 million. The Revolving Credit Agreement also requires the payment of an annual facility fee of 0.5% of the unused revolver.

     In addition to the Revolving Credit Agreement discussed above, as of September 30, 1998, the Company's wholly-owned subsidiary, DSN Corporation ("DSN"), is a party to several loan agreements with a financial company (the "Financing Company") for three projects. At September 30, 1998, DSN had outstanding borrowings of $11.6 million under these loans. The loans have repayment schedules of 84 consecutive monthly installments of principal and interest. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at September 30, 1998, at the agreed to interest rates would approximate $1.0 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements. At September 30, 1998, ClimaChem was not in compliance with the tangible net worth covenant of these agreements. In November, 1998, ClimaChem obtained a waiver for such noncompliance and a waiver through September, 1999 for future noncompliance, if appropriate. The Company expects to reset covenants in the fourth quarter of 1998 as it relates to periods ending on or after December 31, 1999.

     The Company's Australian subsidiary has a revolving credit working capital facility with a bank (the "TES Revolving Facility"). The TES Revolving Facility is approximately AUS$10.5 million (approximately US$6.0 million). The TES Revolving Facility allows for borrowings based on specific percentages of qualified eligible assets. At September 30, 1998, based on the effective exchange rate, the availability under the TES Revolving Facility was approximately US$6.0 million (AUS$10.5 million), with approximately US$3.2 million (AUS$5.6 million approximately) being borrowed at September 30, 1998. Availability for additional borrowings under the TES Revolving Facility at September 30, 1998 approximated US$2.8 million (AUS$4.9 million). Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from LSB and certain subsidiaries of TES. The interest rate on this debt is dependent upon the borrowing option elected by TES and had a weighted average rate of 7.23% at September 30, 1998. Technically, TES is not in compliance with a certain financial covenant contained in the loan agreement involving the TES Revolving Facility. However, this covenant was waived at the time of closing of this loan and the bank has continued to extend credit under this facility. The outstanding borrowing under the TES Revolving Facility at September 30, 1998, has been classified as due within one year in the accompanying consolidated financial statements.

     Future cash requirements include working capital requirements for anticipated sales increases in all businesses and funding for future capital expenditures. Funding for the higher accounts receivable and inventory requirements resulting from anticipated sales increases will be provided by cash flow generated by the Company and the revolving credit facilities discussed elsewhere in this report. Currently LSB and certain subsidiaries of LSB, including the Company, are limited to capital expenditures of $10.0 million annually under the Revolving Credit Agreement discussed above. The Company has expended approximately $6.0 million for capital expenditures up to and including September, 1998. Planned capital expenditures for the balance of 1998 are $3.0 million. The Company's 1999 budget for capital expenditures has not been finalized, but expenditures will probably equal or exceed those in 1998.

     Management believes that cash flows from operations, the Company's revolving credit facilities, and other sources will be adequate to meet its presently anticipated capital expenditure, working capital, and debt service requirements. The Company currently has no material commitment for capital expenditures. The Company's subsidiary has, however, agreed to act as an agent to construct a nitric acid plant for Bayer's Baytown, Texas facility. See "Overview - Chemical Business" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the fact that the Company's subsidiary has agreed to act as agent to construct a nitric acid plant. Further, the Company's Chemical Business may be required to incur additional capital expenditures as discussed in Note 5 of Notes to Condensed Consolidated Financial Statements regarding a "Groundwater Monitoring Work Plan" and the draft of the proposed Consent Administrative Agreement related to the Chemical Business' wastewater treatment system. At the date of this report, the cost of the expenditures for these environmental matters has not been determined.

Year 2000 Issue
_______________

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, create invoices, or engage in similar normal business activities.

     Beginning in 1996, LSB undertook a project to enhance certain of its IT systems and install certain other technologically advanced communication systems to provide extended functionality for operational purposes. A major part of LSB's program was to implement a standardized IT system purchased from a national software distributor at all of the Company and subsidiary operations, as well as other LSB subsidiaries, and to install a Local Area Network ("LAN"). The IT system and the LAN necessitated the purchase of additional hardware, as well as software. The process implemented by LSB to advance its systems to be more "state-of-the-art" systems had an added benefit in that the software and hardware changes necessary to achieve LSB's goals are Year 2000 compliant.

     Starting in 1996 through September 30, 1998, LSB has capitalized approximately $850,000 in costs to accomplish its enhancement program. The capitalized costs include $422,000 in external programming costs with the remainder representing hardware purchases. LSB anticipates that the remaining cost to complete this IT systems enhancement project will be less than $100,000 and such costs will be capitalized.

     LSB's plan to identify and resolve the Year 2000 Issue involved the following phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. Based on assessments, the Company determined that it was required to modify or replace certain portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999. For its IT exposures which include financial, order management, and manufacturing systems, the Company is 100% complete on the assessment and remediation phases. As of the date of this report, the Company has completed its testing and has implemented its remediated systems for all of its businesses except a portion of the Chemical Business. The uncompleted testing and remediation procedures represent approximately 10% and 25%, respectively, of the total Year 2000 Program testing and remediation phase. Completion of the remaining testing and implementation phase is expected by December 31, 1998. The assessments also indicated that limited software and hardware (embedded chips) used in production and manufacturing systems ("operating equipment") also are at limited risk. The Company has completed its assessment and identified remedial action which will take place in the second quarter 1999. In addition, the Company has completed its assessment of its product line and determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, based on the Company's current assessment, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

     The Company has queried its significant suppliers, subcontractors, distributors and other third parties (external agents). The Company does not have any direct system interfaces with external agents. To date, the Company is not aware of any external agent with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable at this time.

     Management of the Company believes it has an effective program in place to resolve the remaining aspects of the Year 2000 Issue applicable to its businesses in a timely manner. If the Company does not complete the remaining phases of its program, the Year 2000 Issue could have a negative impact on the operations of the Company, however, management does not believe such potential impact to be material.

     The Company is creating contingency plans for certain critical applications. These contingency plans will involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company.

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

                    SPECIAL NOTE REGARDING
                   FORWARD-LOOKING STATEMENTS

     Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, (i) additional capacity for anhydrous ammonia coming on-line, and such additional capacity may contribute to a decline in future market price for such ammonia, (ii) the EDNC Baytown Plant will cost approximately $65 million, will be completed by the first quarter of 1999 and, when the EDNC Baytown Plant is fully operational, the annual sales volume from such plant will be approximately $35 million to $50 million, (iii) future cash requirements (iv) ability to meet presently anticipated capital expenditures, working capital, and debt service requirements, (v) ability to comply with the Company's general working capital requirements, (vi) ability to be able to continue to borrow under the Company's revolving line of credit, (vii) contingencies should not have a material adverse impact on the Company's liquidity,
(viii) ability to be in compliance with certain financial covenants contained in certain loan agreements, (ix) ability to complete resolution of the Year 2000 Issues in a timely manner, (x) capital expenditures for the balance of 1998 and for 1999, (xi) additional capacity for the production of anhydrous ammonia constructed in 1998, and being constructed in 1999, may contribute to the decline of its future market prices, and (xii) ability to comply with revised financial covenants under the Revolver. While the Company believes the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,
(i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues, (iii) inability to collect in a timely manner a material amount of receivables, (iv) increased competitive pressures, (v) contracts are not obtained or projects are not finalized within a reasonable period of time or on schedule, (vi) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, (vii) additional releases (particularly air emissions into the environment), (viii) potential increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, (ix) inability to retain management or to develop new management, (x) the requirement to use internally generated funds for purposes not presently anticipated, (xi) the effect of additional production capacity of anhydrous ammonia in the western hemisphere, (xii) the cost for the purchase of anhydrous ammonia not reducing or continuing to increase or the cost for natural gas increases, (xiii) changes in operating strategy or development plans, (xiv) inability to fund the expansion of the Company's businesses, (xv) adverse results in any of the Company's pending litigation,(xvi) inability by others to complete construction of additional capacity for the production of anhydrous ammonia, and (xvii) other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

              Independent Accountants' Review Report



Board of Directors
ClimaChem, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of ClimaChem, Inc. and subsidiaries as of September 30, 1998, and the related condensed consolidated statements of operations for the nine month and three month periods ended September 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


                              /s/ Ernst & Young LLP

                              ERNST & YOUNG LLP


Oklahoma City, Oklahoma
November 20, 1998

                             PART II
                        OTHER INFORMATION

Item 1.   Legal Proceedings
______    __________________

     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in its S-4 Registration Statement No. 333-44905 ("Registration Statement") under "Company - Legal Proceedings", declared effective by the Commission on April 16, 1998, except as described in Item 1 of Part II of the Company's Forms 10-Q for the quarters ended March 31, 1998 and June 30, 1998.

Item 2.   Changes in Securities and Use of Proceeds
______    _________________________________________

     Not applicable.

Item 3.   Defaults upon Senior Securities
______    _______________________________

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
______    ___________________________________________________

     Not applicable.

Item 5.   Other Information
______    _________________

     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
______    ________________________________

   (A)    Exhibits.  The Company has included the following
          ________
          exhibits in this report:

          4.1 Fourth Amendment to Amended and Restated Loan and
          Security Agreement between BankAmerica Business Credit,
          Inc. and Climate Master, Inc., International
          Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation.

          10.1 Waiver letter dated November 17, 1998, from The CIT
          Group.

          27.1 Financial Data Schedule.

          27.2 Financial Data Schedule.

     (B)  Reports of Form 8-K.  The Company did not file any
          ___________________
          reports on Form 8-K during the quarter ended September
          30, 1998.

                            SIGNATURES
                            ___________

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf on this 23rd day of November, 1998.

                            CLIMACHEM, INC.


                            By: /s/ Tony M. Shelby
                               ______________________________
                               Tony M. Shelby
                               Vice President - Chief Financial
                               Officer, (Principal Financial
                               Officer)


                            By: /s/ Jim D. Jones
                               _________________________________
                               Jim D. Jones
                               Vice President - Treasurer
                               (Principal Accounting Officer)

                           EXHIBIT INDEX
                           _____________


Exhibit                                                   Sequential
  No.                      Description                      Page No.
_______                    ___________                    ___________
 4.1          Fourth Amendment to Amended and Restated
              Loan and Security Agreement between
              BankAmerica Business Credit, Inc. and
              Climate Master, Inc., International
              Environmental Corporation, El Dorado
              Chemical Company and Slurry Explosive
              Corporation.                                     38

 10.1         Waiver letter dated November 17, 1998,
              from The CIT Group.                              50

 27.1         Financial Data Schedule.                         51

 27.2         Financial Data Schedule.                         52