Form 10-K
period 1998-12-31
CLIMACHEM INC
filed 1999-04-21
CIK 1053518

                                  FORM 10-K
                                UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

(Mark One)

 /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended:  December 31, 1998

                                       or

 / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from __________ to __________

         Commission File Number:

                                CLIMACHEM, INC.
            (Exact Name of Registrant as Specified in its Charter)

            Oklahoma                                   73-1528549
     -------------------------            ------------------------------------
     (State of Incorporation)             (I.R.S. Employer Identification No.)

    16 South Pennsylvania Avenue
     Oklahoma City, Oklahoma                             73107
----------------------------------------               ---------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code:

                                 (405) 235-4546
                                 --------------

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past 90 days. YES __X__ NO _____.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________.

         All outstanding shares of common stock of the registrant are held directly or indirectly by the registrant's parent company, LSB Industries, Inc.

                         FORM 10-K OF CLIMACHEM, INC.

                                TABLE OF CONTENTS

                                     PART I

                                                                         Page
                                                                         ----
Item  1. Business

              General                                                      1
              Segment Information and Foreign
                and Domestic Operations and Export Sales                   1
              Chemical Business                                            1
              Climate Control Business                                     7
              Employees                                                    9
              Research and Development                                    10
              Environmental Matters                                       10

Item 2.  Properties

              Chemical Business                                           13
              Climate Control Business                                    13

Item 3.  Legal Proceedings                                                14

Item 4.  Submission of Matters to a Vote of
              Security Holders                                            15

Item 4A. Executive Officers of the Company                                16

                                     PART II

Item 5.  Market for Company's Common Equity
           and Related Stockholder Matters
              Market Information                                          17

Item 6.  Selected Financial Data                                          18

Item 7.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations
              Overview                                                    20
              Results of Operations                                       23
              Liquidity and Capital Resources                             26
              Year 2000 Issues                                            30

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
              General                                                     32
              Interest Rate Risk                                          32
              Raw Material Price Risk                                     35
              Foreign Currency Risk                                       35


Item 8.  Financial Statements and Supplementary Data                      35

Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure                         35

Special Note Regarding Forward-Looking Statements                         36


                                    PART III                              39

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                            39

                                     PART I
ITEM 1.  BUSINESS

GENERAL

         The Company, a wholly owned subsidiary of LSB Industries, Inc. ("LSB"), is engaged, through its subsidiaries, in the manufacture and sale of
(i) chemical products for the explosives, agricultural and industrial acids markets, and (ii) a broad range of hydronic fan coils and water source heat pumps as well as other products used in commercial and residential air conditioning systems.

SEGMENT INFORMATION AND FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         Schedules of the amounts of sales, operating profit and loss, and identifiable assets attributable to each of the Company's lines of business and of the amount of export sales of the Company in the aggregate and by major geographic area for each of the Company's last three fiscal years appear in Note 11 of the Notes to Consolidated Financial Statements included elsewhere in this report.

         A discussion of any risks attendant as a result of a foreign operation or the importing of products from foreign countries appears below in the discussion of each of the Company's business segments.

CHEMICAL BUSINESS

         GENERAL

         The Company's Chemical Business manufactures three principal product lines that are derived from anhydrous ammonia: (1) fertilizer grade ammonium nitrate for the agricultural industry, (2) explosive grade ammonium nitrate for the mining industry and (3) concentrated, blended and mixed nitric acid for industrial applications. In addition, the Company also produces sulfuric acid for commercial applications primarily in the paper industry. The Chemical Business' products are sold in niche markets where the Company believes it can establish a position as a market leader. See "Special Note Regarding Forward-Looking Statements".

         The Chemical Business' principal manufacturing facility is located in El Dorado, Arkansas ("El Dorado Facility"), and its other manufacturing facilities are located in Hallowell, Kansas, Wilmington, North Carolina, and four locations in Australia.

         For each of the years 1998, 1997 and 1996, approximately 26% of the sales of the Chemical Business consisted of sales of fertilizer and related chemical products for agricultural purposes, which represented approximately 14%, 16% and 17% of the Company's consolidated sales for each respective year, and approximately 52%, 61% and 61% of the sales of the Chemical Business consisted of sales of ammonium nitrate and other chemical-based blasting products for the mining industry, which represented approximately 28%, 36% and 40% of the

Company's 1998, 1997 and 1996 consolidated sales, respectively. The Chemical Business accounted for approximately 55%, 60% and 65% of the Company's 1998, 1997 and 1996 consolidated sales, respectively.

         AGRICULTURAL PRODUCTS

         The Chemical Business produces ammonium nitrate, a nitrogen-based fertilizer, at the El Dorado Facility. In 1998, the Company sold approximately 143,000 tons of ammonium nitrate fertilizer to farmers, fertilizer dealers and distributors located primarily in the south central United States.

         Ammonium nitrate is one of several forms of nitrogen-based fertilizers which include anhydrous ammonia and urea. Although, to some extent, the various forms of nitrogen-based fertilizers are interchangeable, each has its own characteristics which produce agronomic preferences among end users. Farmers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices.

         The Chemical Business is a major manufacturer of fertilizer grade ammonium nitrate, which it markets primarily in Texas, Arkansas and the surrounding regions. This market, which is in close proximity to its El Dorado Facility, includes a high concentration of pasture land and row crops which favor ammonium nitrate over other nitrogen-based fertilizers. The Company has developed the leading market position in Texas by emphasizing high quality products, customer service and technical advice. Using a proprietary prilling process, the Company produces a high performance ammonium nitrate fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products. The Company believes that its "E-2" brand ammonium nitrate fertilizer is recognized as a premium product within its primary market. In addition, the Company has developed long term relationships with end users through its network of 22 owned and operated wholesale and retail distribution centers.

         In 1998, the Chemical Business has been adversely affected by the extreme drought conditions in the mid-south market during the primary fertilizer season, followed by excess wet conditions and floods in the fall season, resulting in substantially lower volume and lower sales prices for certain of its products sold in its agricultural markets. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Special Note Regarding Forward-Looking Statements".

         EXPLOSIVES

         The Chemical Business manufactures low density ammonium nitrate-based explosives including bulk explosives used in surface mining. In addition, the Company manufactures and sells a branded line of packaged explosives used in construction, quarrying and other applications, particularly where controlled explosive charges are required. The Company's bulk explosives are marketed primarily through five Company-owned distribution centers, three of which are located in close proximity to the customers' surface mines in the coal producing states of Kentucky, Missouri, and West Virginia. Additionally, the Company, through its Australian subsidiary, manufactures and distributes bulk and packaged explosives in Australia. The Company emphasizes value-added customer services and specialized product applications for its bulk explosives. Most of the sales of bulk explosives are to customers who work closely with the Company's technical representatives in meeting their specific product needs. In addition, the Company sells bulk explosives to independent wholesalers and to other explosives companies. Packaged explosives are used for application requiring controlled explosive charges and typically command a premium price and produce higher margins. The Company believes its Slurry packaged explosive products are among the most widely recognized in the industry. Slurry packaged explosive products are sold nationally and internationally to other explosive companies and end-users.

         The Company has received an offer in 1999, the terms of which it is presently negotiating with the company that made the offer, to sell the Australian subsidiary; however, there are no assurances that the Company will sell the Australian subsidiary.

         INDUSTRIAL ACIDS

         The Chemical Business manufactures and sells industrial acids, primarily to the food, paper, chemical and electronics industries. The Company is the leading supplier to third parties of concentrated nitric acid which is a special grade of nitric acid used in the manufacture of plastics, pharmaceuticals, herbicides, explosives, and other chemical products. In addition, the Company produces and sells regular, blended and mixed nitric acid and a variety of grades of sulfuric acid. The Company competes on the basis of price and service, including on-time reliability and distribution capabilities. The Company operates the largest fleet of tankcars in the concentrated nitric acid industry which provides it with a significant competitive advantage in terms of distribution costs and capabilities. In addition, the company provides inventory management as part of the value-added services it offers to its customers.

         The Company has identified concentrated nitric acid as a strategic product line for its Chemical Business due to attractive levels of profitability, increased diversity of end markets and the ability to compete on a value added service basis. To support further growth in its nitric acid business, the Company constructed the DSN Plant located at the El Dorado Facility. The DSN Plant uses a newer and more efficient process to produce concentrated nitric acid directly from anhydrous ammonia, in contrast to the conventional process which requires the input of regular nitric acid, an intermediate step to produce concentrated nitric acid.

         DSN PLANT

         During the four years commencing January 1, 1994, the Chemical Business spent approximately $32.0 million to construct and install the DSN Plant. The DSN Plant began limited operations in 1995, and such limited operations continued due to certain mechanical and design problems associated with the plant's construction and installation. As a result of such problems, production at the DSN Plant was limited to approximately 170 and 223 tons per day for the years ended December 31, 1997 and 1998, respectively. These production rates approximate 60% and 80%, respectively, of the stated capacity of 285 tons per day assuming 338 days of annual production. In October, 1998, management completed certain corrective actions at the DSN Plant. As a result of these corrective actions, the DSN Plant has since produced at rates equal to or above the stated capacity of 285 tons per day. While the Company will seek to market the additional capacity of concentrated nitric acid output to commercial markets, there can be no assurance that the Company will be able to sell all of the additional capacity in this market. However, to the extent that there is insufficient demand for concentrated nitric acid, the Company believes it can profitably use the concentrated nitric acid in the production of mixed and blended acids and ammonium nitrate based fertilizer and explosives (although at lower margins than if the production were sold as concentrated nitric acid). See "Special Note Regarding Forward-Looking Statements".

         EDNC BAYTOWN PLANT

         In June, 1997, two wholly owned subsidiaries of the Company, El Dorado Chemical Company ("EDC") and El Dorado Nitrogen Company ("EDNC"), entered into a series of agreements with Bayer Corporation ("Bayer")(collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC will act as an agent to construct and, upon completion of construction, will operate a nitric acid plant (the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. EDC has guaranteed the performance of EDNC's obligations under the Bayer Agreement.

         Under the terms of the Bayer Agreement, EDNC is to lease the EDNC Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years from the date on which the EDNC Baytown Plant becomes fully operational. Bayer will purchase from EDNC all of its requirements for nitric acid to be used by Bayer at its Baytown, Texas facility for ten years from the date on which the EDNC Baytown Plant becomes fully operational. EDNC will purchase from Bayer its requirements for anhydrous ammonia for the manufacture of nitric acid as well as utilities and other services. Subject to certain conditions, EDNC will be entitled to sell the amount of nitric acid manufactured at the EDNC Baytown Plant which is in excess of Bayer's requirements to third parties. The Bayer Agreement provides that Bayer will make certain net monthly payments to EDNC which will be sufficient for EDNC to recover all of its costs plus a profit. The Company estimates that, after the initial start-up phase of operations of the EDNC Baytown Plant, at full production capacity based on terms of the Bayer Agreement and subject to the price of anhydrous ammonia, the EDNC Baytown Plant is anticipated to generate approximately $35 million to $50 million in annual gross revenues. Unlike the Chemical Business' regular sales volume, the market risk on this additional volume is much less since the contract provides for recovery of costs, as defined, plus a profit. See "Special Note Regarding Forward-Looking Statements". Upon expiration of the initial ten-year term from the date the EDNC Baytown Plant becomes operational, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal.

         Under the original Bayer Agreement, if operations at the EDNC Baytown Plant were not commenced by February 1, 1999, or upon a change in control of LSB, EDC or EDNC, Bayer had an option to terminate the Bayer Agreement. EDNC has an option to terminate the Bayer Agreement upon the occurrence of certain events of default which remain uncured. Bayer retains the right of first refusal with respect to any bona fide third-party offer to purchase any voting stock of EDNC or any portion of the EDNC Baytown Plant.

         In January, 1999, the contractor constructing the EDNC Baytown Plant informed the Company that it could not complete construction alleging a lack of financial resources. The Company and certain other parties involved in this project have demanded the contractor's bonding company to provide funds necessary for subcontractors to complete construction. The Company, the contractor, the bonding company and Bayer have entered into an agreement which provides that the bonding company will pay $12.9 million for payments to subcontractors for work performed prior to February 1, 1999. In addition, the contractor has agreed to provide, on a no cost basis, labor and to incur certain other additional costs through the completion of the contract. Because of this delay, an amendment was entered into in connection with the Bayer Agreement. The amendment extended the requirement date that the plant be in production by May 31, 1999, and fully operational by June 30, 1999. The amendment also requires the Company to reimburse Bayer for certain increased costs incurred by Bayer due to the failure to complete the construction of the EDNC Baytown Plant by February 1, 1999. The anticipated construction cost of the EDNC Baytown Plant, not including the $12.9 million paid to subcontractors by the bonding company, is currently anticipated to be approximately $69 million. The Company anticipates that construction of the EDNC Baytown Plant will be mechanically complete and making acid by April 15, 1999, and, after completion of certain performance tests, be fully operational by June 1, 1999. Construction financing of the EDNC Baytown Plant is being provided by an unaffiliated lender up to $75 million. Neither the Company nor EDC has guaranteed any of the lending obligations for the EDNC Baytown Plant. See "Special Note Regarding Forward-Looking Statements".

         RAW MATERIALS

         Anhydrous ammonia represents the primary component in the production of most of the products of the Chemical Business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Chemical business currently purchases approximately 220,000 tons of anhydrous ammonia per year for use in its manufacture of its products. The Company has contracts with three suppliers of anhydrous ammonia. One contract expires in April, 2000, one expires in June, 2000, and the other expires in December, 2000. The Chemical Business is required to buy at least 120,000 tons of its annual requirements of anhydrous ammonia under the contract expiring in April, 2000, at least 24,000 tons of its annual requirements of anhydrous ammonia under the contract expiring in June, 2000, and at least 60,000 tons of its annual requirements of anhydrous ammonia under the contract expiring in December, 2000, with additional quantities of anhydrous ammonia available under each contract. Anhydrous ammonia is not being currently supplied under the contract expiring in December, 2000, due to that supplier's declaration of an event of force majeure as a result of a temporary shut down of its plant caused by mechanical problems. The Company has been able to, on a temporary basis, obtain anhydrous ammonia from other sources on similar terms as provided in the contract expiring in December, 2000.

         During 1995, 1996, 1997, and the first half of 1998, there were substantial increases in the price for anhydrous ammonia. During each of these periods, the Chemical Business was unable to increase its sales prices to cover all of the higher anhydrous ammonia costs incurred by the Company, and in the future the Chemical Business may not be able to pass along to its customers the full amount of increases in anhydrous ammonia costs. Accordingly, the Company's results of operations and financial condition have in the past been adversely affected by cost increases of raw materials, including anhydrous ammonia. During the second half of 1998, cost for anhydrous ammonia decreased. The ammonia industry added an additional one million tons of capacity of anhydrous ammonia in the western hemisphere in 1998, and the Company believes there is approximately one million tons of additional annual capacity of anhydrous ammonia being constructed in the western hemisphere scheduled for completion in 1999. The Company believes this additional capacity may contribute to a decline in the future market price of anhydrous ammonia. See "Special Note Regarding Forward-Looking Statements".

         The Company believes that it could obtain anhydrous ammonia from other sources in the event of a termination of the above-referenced contracts, but such may not be obtainable on as favorable terms.

         SEASONALITY

         The Company believes that the only seasonal products of the Chemical Business are fertilizer and related chemical products sold to the agricultural industry. The selling seasons for those products are primarily during the spring and fall planting seasons, which typically extend from February through May and from September through November in the geographical markets in which the majority of the Company's agricultural products are distributed. As a result, the Chemical Business increases its inventory of ammonium nitrate prior to the beginning of each planting season. Sales to the agricultural markets depend upon weather conditions and other circumstances beyond the control of the Company.

         PATENTS

         The Company believes that the Chemical Business does not depend upon any patent or license; however, the Chemical Business does own certain patents that it considers important in connection with the manufacture of certain blasting agents and high explosives. These patents will expire in 1999.

         REGULATORY MATTERS

         Each of the Chemical Business' domestic blasting product distribution centers are licensed by the Bureau of Alcohol, Tobacco and Firearms in order to manufacture and distribute blasting products. The Australian distribution centers are subject to comparable licensing requirements imposed by their controlling government authorities. The Chemical Business is also subject to extensive federal, state and local environmental laws, rules and regulations. See "Environmental Compliance", "Environmental Matters" and "Legal Proceedings".

         COMPETITION

         The Chemical business competes with other chemical companies in its markets, many of whom have greater financial and other resources than the Company. The Company believes that competition within the markets served by the Chemical Business is primarily based upon price, service, warranty and product performance. The Company believes that the Chemical Business is the leader in the Texas ammonium nitrate market and is the leading producer of concentrated nitric acid in the United States for third party sales. See "Special Note Regarding Forward-Looking Statements".

         DEVELOPMENTS IN ASIA

         The Chemical Business' Australian subsidiaries' results of operations have been adversely affected during 1997 and 1998 due to economic developments in certain countries in Asia. These economic developments in Asia have had a negative impact on the mining industry in Australia which the Chemical Business services. The Company received in 1999 an offer for the purchase of the Australian subsidiary, and, as of the date of this report, the Company is negotiating with the company that made the offer. There are no assurances that the Company will sell the Australian subsidiary.

CLIMATE CONTROL BUSINESS

         GENERAL

         The Company's Climate Control Business manufactures and sells a broad range of standard and custom designed hydronic fan coils and water source heat pumps as well as other products for use in commercial and residential heating ventilation and air conditioning ("HVAC") systems. Demand for the Climate Control Business' products is driven by the construction of commercial, institutional and residential buildings, the renovation of existing buildings and the replacement of existing systems. The Climate Control Business' commercial products are used in a wide variety of buildings, such as: hotels, motels, office buildings, schools, universities, apartments, condominiums, hospitals, nursing homes, extended care facilities, supermarkets and superstores. Many of the Company's products are targeted to meet increasingly stringent indoor air quality and energy efficiency standards. The Climate Control Business accounted for approximately 45%, 40% and 35% of the Company's 1998, 1997 and 1996 consolidated sales, respectively.

         HYDRONIC FAN COILS

         The Climate Control Business is the leading provider of hydronic fan coils targeted to the commercial and institutional markets in the U.S. Hydronic fan coils use heated or chilled water, provided by a centralized chiller or boiler through a water pipe system, to condition the air and allow individual room control. Hydronic fan coil systems are quieter and have longer lives and lower maintenance costs than comparable systems used where individual room control is required. The Company believes that its product line of hydronic fan coils is the most extensive offered by any domestic producer. The breadth of this product line coupled with customization capability provided by a flexible manufacturing process are important components of the Company's strategy for competing in the commercial and institutional renovation and replacement markets. See "Special Note Regarding Forward-Looking Statements".

         WATER SOURCE HEAT PUMPS

         The Company is a leading U.S. provider of water source heat pumps to the commercial construction and renovation markets. These are highly efficient heating and cooling units which enable individual room climate control through the transfer of heat through a water pipe system which is connected to a centralized cooling tower or heat injector. Water source heat pumps enjoy a broad range of commercial applications, particularly in medium to large sized buildings with many small, individually controlled spaces. The Company believes the market for commercial water source heat pumps will continue to grow due to the relative efficiency and long life of such systems as compared to other air conditioning and heating systems, as well as to the emergence of the replacement market for those systems. See "Special Note Regarding Forward-Looking Statements".

         GEOTHERMAL PRODUCTS

         The Climate Control Business is a pioneer in the use of geothermal water source heat pumps in residential and commercial applications. Geothermal systems, which circulate water or antifreeze through an underground heat exchanger, are among the most energy efficient systems available. The Company believes that an aging installed base of residential HVAC systems, coupled with the longer life, lower cost to operate, and relatively short payback periods of geothermal systems will continue to increase demand for its geothermal products, particularly in the residential replacement market. See "Special Note Regarding Forward-Looking Statements".

         HYDRONIC FAN COIL AND WATER SOURCE HEAT PUMP MARKET

         The Company has pursued a strategy of specializing in hydronic fan coils and water source heat pump products. The annual U.S. market for hydronic fan coils and water source heat pumps is approximately $273 million. Demand in these markets is generally driven by levels of repair, replacement, and new construction activity. The U.S. market for fan coils and water source heat pump products has grown on average 14% per year over the last 4 years. This growth has been fueled by new construction, the aging of the installed base of units, the introduction of new energy efficient systems, upgrades to central air conditioning and increased governmental regulations restricting the use of ozone depleting refrigerants in HVAC systems.

         PRODUCTION AND BACKLOG

         Most of the Climate Control Business' production of the above-described products occurs on a specific order basis. The Company manufactures the units in many sizes and configurations, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, school, hospitals, apartment buildings, office buildings and other commercial or residential structures. As of December 31, 1998, the backlog of confirmed orders for the Climate Control Business was approximately $21.1 million as compared to approximately $28.8 million at December 31, 1997. A customer generally has the right to cancel an order prior to the order being released to production. Past experience indicates that customers generally do not cancel orders after the Company receives them. As of March 31, 1999, the Climate Control Business had released substantially all of the December 31, 1998 backlog to production. All of the December 31, 1998 backlog is expected to be filled by December 31, 1999. See "Special Note Regarding Forward-Looking Statements".

         MARKETING AND DISTRIBUTION

         DISTRIBUTION

         The Climate Control Business sells its products to mechanical contractors, original equipment manufacturers and distributors. The Company's sales to mechanical contractors primarily occur through independent manufacturer's representatives, who also represent complementary product lines not manufactured by the Company. Original equipment manufacturers generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from the Climate Control Business in competition with the Company. Sales to original equipment manufacturers accounted for approximately 25% of the sales of the Climate Control Business in 1998 and approximately 11% of the Company's 1998 consolidated sales.

         MARKET

         The Climate Control Business depends primarily on the commercial construction industry, including new construction and the remodeling and renovation of older buildings. In recent years this Business has introduced geothermal products designed for residential markets for both new and replacement markets.

         RAW MATERIALS

         Numerous domestic and foreign sources exist for the materials used by the Climate Control Business, which materials include aluminum, copper, steel, electric motors and compressors. The Company does not expect to have any difficulties in obtaining any necessary materials for the Climate Control Business. See "Special Note Regarding Forward-Looking Statements".

         COMPETITION

         The Climate Control Business competes with approximately eight companies, some of whom are also customers of the Company. Some of the competitors have greater financial and other resources than the Company. The Climate Control Business manufactures a broader line of fan coil and water source heat pump products than any other manufacturer in the United States, and the Company believes that it is competitive as to price, service, warranty and product performance.

EMPLOYEES

         As of December 31, 1998, the Company employed 1,264 persons. As of that date, (a) the Chemical Business employed 578 persons, with 133 represented by unions under agreements expiring in August, 2001, and February, 2002, and (b) the Climate Control Business employed 686 persons, none of whom are represented by a union.

RESEARCH AND DEVELOPMENT

         The Company incurred approximately $377,000 in 1998, $367,000 in 1997, and $514,000 in 1996 on research and development relating to the development of new products or the improvement of existing products. All expenditures for research and development related to the development of new products and improvements are expensed by the Company.

ENVIRONMENTAL MATTERS

         The Company and its operations are subject to numerous Environmental Laws and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations, and there can be no assurance that material costs or liabilities will not be incurred by the Company in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to the Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from the Company's facilities or the use or disposal of certain of its chemical products. Significant expenditures have been incurred by the Chemical Business at the El Dorado Facility in order to comply with the Environmental Laws and Health Laws. The Chemical Business may be required to make additional significant site or operational modifications at the El Dorado Facility, potentially involving substantial expenditures and reduction, suspension or cessation of certain operations. See "Special Note Regarding Forward-Looking Statements"; "Management's Discussion and Analysis of Financial Condition and Results of Operations-Chemical Business" and "Legal Proceedings."

         Due to a consent order entered into with the Arkansas Department of Pollution Control & Ecology ("ADPC&E"), the Chemical Business has installed additional monitoring wells at the El Dorado Facility in accordance with a workplan approved by the ADPC&E, and submitted the test results to ADPC&E. The results indicated that a risk assessment should be conducted on nitrates present in the shallow groundwater. The Chemical Business' consultant has completed this risk assessment, and has forwarded it to the ADPC&E for approval. The risk assessment concludes that, although there are contaminants at the El Dorado Facility and in the groundwater, the levels of such contaminants at the El Dorado Facility and in the groundwater do not present an unacceptable risk to human health and the environment. Based on this conclusion, the Chemical Business' consultant has recommended continued monitoring at the site for five years.

         A second consent order was entered into with ADPC&E in August, 1998 (the "Wastewater Consent Order"), which required installation of an interim groundwater treatment system (which is now operating) and certain improvements in the wastewater collection and treatment system (discussed below). Twelve months after all improvements are in place, the risk will be reevaluated, and a final decision will be made on what additional groundwater remediation, if any, is required. There can be no assurance that the risk assessment will be approved by the ADPC&E, or that further work will not be required.

         In addition, in accordance with the consent order, the Chemical Business currently plans to upgrade the El Dorado Facility's wastewater treatment plant. Current estimates of the cost of the planned upgrade are that approximately $4.6 million in future capital expenditures will be incurred to complete this project. Furthermore, the El Dorado Facility's new wastewater permit currently is being reviewed for renewal by the ADPC&E. The new permit may impose additional or more stringent limitations on the plant's wastewater discharges. The Company believes, although there can be no assurance, that any such new limitations would not have a material adverse effect on the Company. See "Special Note Regarding Forward-Looking Statements."

         During May, 1997, approximately 2,300 gallons of caustic material spilled when a valve in a storage vessel located at the El Dorado Facility failed, resulting in a release of such material to a stormwater drain, and according to ADPC&E records, a minor fish kill in a creek near the El Dorado Facility. In 1998, the Chemical Business entered into a Consent Administrative Order (the "Wastewater Consent Order") with the ADPC&E to resolve this event, as well as certain violations of the facility's NPDES permit for wastewater discharge. The Wastewater Consent Order also resolved several issues relating to a Consent Administrative Order that the Chemical Business had entered into in May, 1995, which ordered closure of a solid waste landfill. The Wastewater Consent Order requires the Chemical Business to complete a waste minimization plan and characterize the wastewater before obtaining a new NPDES permit, which is expected to have more restrictive effluent limits, to install additional treatment to meet the new effluent limits by August 1, 2001, and achieve compliance with the new effluent limits by February 1, 2002. The Chemical Business is currently undertaking the waste minimization activities. The Wastewater Consent Order recognizes the presence of nitrate contamination in the groundwater and requires the Chemical Business to undertake on-site bioremediation, which is currently underway. Upon completion of the waste minimization activities referenced above, a final remedy for groundwater contamination will be selected, based on an evaluation of risk. There are no known users of groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation. The Wastewater

Consent Order included a $183,700 penalty assessment, of which $125,000 will be satisfied over five years at expenditures of $25,000 per year for waste minimization activities. The Chemical Business has documented in excess of $25,000 on expenditures for the first year, 1998. An additional $57,000 of the assessed penalty was satisfied by funding approved supplemental environmental projects and the $1,700 required monetary civil penalty has been paid.

         The El Dorado Facility's air permit required it to cease operation of certain older nitric acid concentrators (the "Older Nitric Acid Concentrators") within a certain period of time after the initiation of operations of the DSN Plant. Due to certain start-up problems with the DSN Plant, including excess emissions from various emission sources, the Chemical Business and the ADPC&E entered into certain agreements, including an administrative consent order (the "Air Consent Order") in 1995 to resolve certain of the Chemical Business' past violations and to permit the Chemical Business to operate the Older Nitric Acid Concentrators until the ADPC&E has made a final decision regarding the El Dorado Facility's air permit, including whether the Older Nitric Acid Concentrators may continue to operate. Although the Company expects that the Chemical Business will be able to continue to operate the Older Nitric Acid Concentrators, there can be no assurance that the ADPC&E will allow it to continue to do so. The Air Consent Order also provides for payment of a civil penalty of $50,000, which the Chemical Business has paid, and requires installation of certain pollution control equipment and completion of certain maintenance activities at the El Dorado Facility to eliminate certain off-site hazing problems. The Air Consent Order was amended in 1996 and 1997. The second amendment to the Air Consent Order (the "1997 Amendment") provided for certain stipulated penalties of $1,000 per hour to $10,000 per day for continued off-site emission events and deferred enforcement for other alleged air permit violations. The 1997 Amendment acknowledges that the Chemical Business has completed the installation of the pollution control equipment and maintenance activities required under the Air Consent Order. Nonetheless, the Chemical Business was assessed an additional penalty of $150,000, as well as a payment of an additional $50,000 to fund certain environmental projects, with respect to a number of alleged permit violations relating to off-site emissions and other air permit conditions. The Chemical Business has paid both the penalty and the additional sums required by the 1997 Amendment. Since the 1997 Amendment and as of the date of this report, the Chemical Business has been assessed stipulated penalties of approximately $67,000 by the ADPC&E for violations of certain provisions of the 1997 Amendment. In 1998, a third amendment to the Air Consent Order provided for the stipulated penalties to be reset at $1,000 per hour after ninety (90) days without any confirmed events. The Chemical Business believes that the El Dorado Facility has made progress in controlling certain off-site emissions; however, such off-site emissions have occurred, and may continue, from time to time, which could result in the assessment of additional penalties against the Chemical Business by the ADPC&E and could have a material adverse effect on the Company. In addition, prior to 1998, the El Dorado Facility was identified as one of 33 significant violators of the federal Clean Air Act in a review of Arkansas air programs by the EPA Office of Inspector General. The Company is unable to predict the impact, if any, of such designation. See "Special Note Regarding Forward-Looking Statements."

         During 1997 and 1998, the Chemical Business expended approximately $1.1 million and $.7 million, respectively, in connection with capital expenditures relating to compliance with federal, state and local Environmental Laws at its El Dorado Facility, including, but not limited to, compliance with the Air Consent Order, as amended. The Company anticipates that the Chemical Business will spend approximately $4.6 million for capital expenditures relating to environmental control facilities at its El Dorado Facility to comply with Environmental Laws, including, but not limited to, the Air Consent Order, as amended, with $2.4 million being spent in 1999 and the balance being spent in 2000. No assurance can be made that the actual expenditures of the Chemical Business for such matters will not exceed the estimated amounts by a substantial margin, which could have a material adverse effect on the Company and its financial condition. The amount to be spent during 1999 for capital expenditures related to compliance with Environmental Laws is dependent upon a variety of factors, including, but not limited to, the occurrence of additional releases or threatened releases (particularly air emissions) into the environment, or changes in the Environmental Laws (or in the enforcement or interpretation by any federal or state agency or court of competent jurisdiction). See "Special Note Regarding Forward-Looking Statements." Failure to satisfactorily resolve the pending noncompliance issues with the ADPC&E, or additional orders from the ADPC&E imposing penalties, or requiring the Chemical Business to spend more for environmental improvements or curtail production activities at the El Dorado Facility, could have a material adverse effect on the Company.

ITEM 2.  PROPERTIES

CHEMICAL BUSINESS

         The Chemical Business primarily conducts manufacturing operations
(i) on 150 acres of a 1,400 acre tract of land located in El Dorado, Arkansas (the "El Dorado Facility"), (ii) in a facility of approximately 60,000 square feet located on ten acres of land in Hallowell, Kansas ("Kansas Facility") and (iii) in a mixed acid plant in Wilmington, North Carolina ("Wilmington Plant"). The Chemical Business owns all of its manufacturing facilities, with the El Dorado Facility and the Wilmington Plant subject to mortgages. In addition, the Chemical Business has four manufacturing facilities in Australia that produce bulk and packaged explosives.

         As of December 31, 1998, the El Dorado Facility was utilized at approximately 74% of capacity, based on continuous operation.

         The Chemical Business operates its Kansas Facility from buildings located on an approximate ten acre site in southeastern Kansas, and a research and testing facility comprising approximately ten acres, including buildings and equipment thereon, located in southeastern Kansas, which it owns.

         In addition, the Chemical Business distributes its products through 32 agricultural and explosive distribution centers. The Chemical Business currently operates 22 agricultural distribution centers, with 16 of the centers located in Texas (13 of which the Company owns and three of which it leases); one center located in Oklahoma which the Company owns; two centers located in Missouri (one of which the Company owns and one of which it leases); and three centers located in Tennessee (all of which the company owns). The Chemical Business currently operates six domestic explosives distribution centers located in Hallowell, Kansas (owned); Bonne Terre, Missouri (owned); Poca, West Virginia (leased); Owensboro and Combs, Kentucky (leased); and Pryor, Oklahoma (leased). The Chemical Business also has four explosives distribution centers in Australia, all of which are leased.

CLIMATE CONTROL BUSINESS

         The Climate Control Business conducts its fan coil manufacturing operations in a facility located in Oklahoma City, Oklahoma, consisting of approximately 265,000 square feet. The Company owns this facility subject to a mortgage. As of December 31, 1998, the Climate Control Business was using the productive capacity of the above referenced facilities to the extent of approximately 87%, based on three, eight-hour shifts per day and a five-day week in one department and one and one half eight-hour shifts per day and a five-day week in all other departments.

         The Climate Control Business manufactures most of its heat pump products in a leased 270,000 square foot facility in Oklahoma City, Oklahoma, which it leases from an unrelated party. The lease term began March 1, 1988, after renewal in October 1997, and expires February 28, 2003, with options to renew for additional five-year periods, and currently provides for the payment of rent in the amount of $52,389 per month. The Company also has an option to acquire the facility at any time in return for the assumption of the then outstanding balance of the lessor's mortgage. As of December 31, 1998, the productive capacity of this manufacturing operation was being utilized to the extent of approximately 81%, based on two twelve-hour shifts per day and a seven-day week in one department and one eight-hour shift per day and a five-day week in all other departments.

         All of the properties utilized by the Climate Control Business are considered by the Company management to be suitable and adequate to meet the current needs of that Business.

ITEM 3.  LEGAL PROCEEDINGS

         ARCH MINERAL CORPORATION, ET AL. V. ICI EXPLOSIVES USA, INC., ET AL. On May 24, 1996, the plaintiffs filed this civil cause of action against EDC and five other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. This cause of action is pending in the United States District Court, Southern District of Indiana. The plaintiffs are suing for an unspecified amount of damages, which, pursuant to statute, plaintiffs are seeking be trebled, together with costs. Plaintiffs are also seeking a permanent injunction enjoining defendants from further alleged anti-competitive activities. Based on the information presently available to EDC, EDC does not believe that EDC conspired with any party, including, but not limited to, the five other defendants, to fix prices in connection with the sale of commercial explosives. This action has been consolidated, for discovery purposes only, with several other actions in a multi-district litigation proceeding in Utah. Discovery in this litigation is in process. EDC intends to vigorously defend itself in this matter. See "Special Note Regarding Forward-Looking Statements."

         ASARCO V. ICI, ET AL. The U.S. District Court for the Eastern District of Missouri has granted ASARCO and other plaintiffs in a lawsuit originally brought against various commercial explosives manufacturers in Missouri, and consolidated with other lawsuits in Utah, leave to add EDC as a defendant in that lawsuit. This lawsuit alleges a national conspiracy, as well as a regional conspiracy, directed against explosive customers in Missouri and seeks unspecified damages. EDC has been included in this lawsuit because it sold products to customers in Missouri during a time in which other defendants have admitted to participating in an antitrust conspiracy, and because it has been sued in the ARCH case discussed above. Based on the information presently available to EDC, EDC does not believe that EDC conspired with any party, to fix prices in connection with the sale of commercial explosives. EDC intends to vigorously defend itself in this matter. See "Special Note Regarding Forward-Looking Statements."

         EUGENE LOWE, ET AL. V. TERESA TRUCKING, INC., pending in the Circuit Court of Lincoln County, West Virginia. During the third quarter of 1997, EDC was served with this lawsuit in which approximately 27 plaintiffs have sued approximately 13 defendants, including EDC, alleging personal injury and property damage for undifferentiated compensatory and punitive damages of approximately $7,000,000. Specifically, the plaintiffs assert property damage to their residence and wells, annoyance and inconvenience, and nuisance as a result of daily blasting and round-the-clock mining activities. The plaintiffs are residents living near the Heartland Coal Company ("Heartland") strip mine in Lincoln County, West Virginia, and an unrelated mining operation operated by Pen Coal Inc. During the first quarter of 1999, the plaintiffs withdrew all personal injury claims previously asserted in this litigation. Heartland employed EDC to provide blasting materials and personnel to load and shoot holes drilled by employees of Heartland. Down hole blasting services were provided by EDC at Heartland's premises from approximately August 1991, until approximately August 1994. Subsequent to August 1994, EDC supplied blasting materials to the reclamation contractor at Heartland's mine. In connection with EDC's activities at Heartland, EDC has entered into a contractual indemnity to Heartland to indemnify Heartland under certain conditions for acts or actions taken by EDC or for which EDC failed to take, and Heartland is alleging that EDC is liable thereunder for Heartland's defense costs and any losses to, or damages sustained by, the plaintiffs in this lawsuit as a result of EDC's operations.

         Discovery in this litigation is in process. The Company intends to vigorously defend itself in this matter. EDC has provided notification of this lawsuit to its two insurance carriers providing primary insurance coverage to EDC during the period covered by the plaintiff's allegations. Based on information provided to EDC by its counsel handling this matter, the Company does not believe that this matter will have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.






ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF EXECUTIVE OFFICERS

         The following table lists the executive officers of the Company, each of whom also serves as an executive officer of LSB, except for James L. Wewers.

     NAME                                  OFFICE
-----------------     ------------------------------------------------------------
Jack E. Golsen        Chairman of the Board, Chief Executive Officer and President

Barry H. Golsen       Vice Chairman of the Board and Vice President

Tony M. Shelby        Vice President and Chief Financial Officer

David R. Goss         Vice President

Jim D. Jones          Vice President and Treasurer

James L. Wewers       Vice President

David M. Shear        Secretary


         The Company's officers serve one-year terms, renewable on an annual basis by the Board of Directors. All of the individuals listed above have served in substantially the same capacity with LSB and/or its subsidiaries for the last five years.

FAMILY RELATIONSHIPS

         The only family relationship that exists among the executive officers of the Company is that Jack E. Golsen is the father of Barry H. Golsen.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company is a wholly-owned subsidiary of LSB. As such, the Company does not have any shares of common equity that trade in the public market.

         Under the terms of an indenture, the Company cannot transfer funds to LSB in the form of cash dividends or other distributions or advances, except for (i) the amount of taxes that the Company would be required to pay if they were not consolidated with LSB and (ii) an amount not to exceed fifty percent (50%) of the Company's net income for the year in question and (iii) the amount of direct and indirect costs and expenses incurred by LSB on behalf of the Company pursuant to a certain services agreement and a certain management agreement to which the Company and LSB are parties. The Company and LSB are parties to a services agreement, management agreement and tax sharing agreement, and under the Indenture the Company may pay amounts to LSB under each such agreement. In addition, under the Indenture, the Company may enter into other transactions with LSB under certain conditions. See Note 3 of Notes to Consolidated Financial Statements and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6.  SELECTED FINANCIAL DATA

                                                                       Years ended December 31,
                                           -----------------------------------------------------------------------------
                                             1998              1997              1996            1995            1994
                                           ---------        ---------         ---------       ---------       ----------
                                                                       (Dollars in Thousands)
Selected Statement of Operations Data:

Net sales                                  $ 255,730        $ 262,847         $ 255,285       $ 220,743       $ 201,486
                                           ---------        ---------         ---------       ---------       ----------
                                           ---------        ---------         ---------       ---------       ----------

Total revenues                             $ 257,198        $ 263,740         $ 255,618       $ 221,541       $ 201,900
                                           ---------        ---------         ---------       ---------       ----------
                                           ---------        ---------         ---------       ---------       ----------

Interest expense                           $  13,944        $   9,788         $   6,247       $   7,185       $   6,150
                                           ---------        ---------         ---------       ---------       ----------
                                           ---------        ---------         ---------       ---------       ----------
Income (loss) from continuing
  operations before extraordinary
  charge                                   $  (2,569)       $     897         $   5,753       $   5,899       $   5,449
                                           ---------        ---------         ---------       ---------       ----------
                                           ---------        ---------         ---------       ---------       ----------

Net income (loss)                          $  (2,569)       $  (1,972)        $   5,753       $   5,899       $   5,449
                                           ---------        ---------         ---------       ---------       ----------
                                           ---------        ---------         ---------       ---------       ----------

                                                                  Years ended December 31,
                                    --------------------------------------------------------------------------------
                                      1998              1997              1996              1995              1994
                                    --------          --------          --------          --------          --------
                                                                  (Dollars in Thousands)
Selected Balance Sheet Data:

Total assets                        $194,704          $200,875          $173,734          $146,719          $129,444
                                    --------          --------          --------          --------          --------
                                    --------          --------          --------          --------          --------

Total debt                          $137,931          $136,184          $ 82,588          $ 78,959          $ 69,140

                                    --------          --------          --------          --------          --------
                                    --------          --------          --------          --------          --------

Total stockholders' equity          $ 23,758          $ 27,289          $ 32,843          $ 28,675          $ 24,204
                                    --------          --------          --------          --------          --------
                                    --------          --------          --------          --------          --------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the Company's December 31, 1998 Consolidated Financial Statements,
Item 6 "SELECTED FINANCIAL DATA" and Item 1 "BUSINESS" included elsewhere in this report.

         Certain Statements contained in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

OVERVIEW

         The following table contains selected historical financial information about the Company's operating segments for each of the three years in the period ended December 31, 1998. The information for each of the three years in the period ended December 31, 1998, was derived from the consolidated financial statements of the Company included elsewhere herein and were audited by Ernst & Young LLP independent auditors.

                                                                             Year Ended December 31,
                                                              --------------------------------------------------
                                                                 1998                 1997                1996
                                                              ---------            ---------           ---------
Net Sales:
   Chemical                                                   $ 139,945            $ 156,948           $ 166,164
   Climate Control                                              115,785              105,899              89,121
                                                              ---------            ---------           ---------
      Total                                                   $ 255,730            $ 262,847           $ 255,285
                                                              ---------            ---------           ---------
                                                              ---------            ---------           ---------

Gross Profit: (1)
   Chemical                                                   $  18,348            $  19,356           $  25,400
   Climate Control                                               32,234               29,719              22,057
                                                              ---------            ---------           ---------
      Total                                                   $  50,582            $  49,075           $  47,457
                                                              ---------            ---------           ---------
                                                              ---------            ---------           ---------

Operating Profit: (2)
   Chemical                                                   $   3,457            $   4,849          $   10,710
   Climate Control                                                9,723                8,481               5,425
                                                              ---------            ---------           ---------
      Total                                                    $ 13,180             $ 13,330            $ 16,135
                                                              ---------            ---------           ---------
                                                              ---------            ---------           ---------

Total Assets:
   Chemical                                                   $ 133,452            $ 137,156           $ 133,794
   Climate Control                                               40,498               42,497              39,960
   Corporate                                                     20,754               21,222                   -
                                                              ---------            ---------           ---------
      Total                                                   $ 194,704            $ 200,875           $ 173,754
                                                              ---------            ---------           ---------
                                                              ---------            ---------           ---------

--------
(1) Gross profit by industry segment represents net sales less cost of sales.
(2) Operating profit by industry segment represents gross profit less operating expenses before deducting interest expense and income taxes.

CHEMICAL BUSINESS

         Although sales in the Chemical Business have declined from $156.9 million in the twelve months ended December 31, 1997, to $139.9 million in the twelve months ended December 31, 1998 (a decrease of 10.8%) and the gross profit has decreased from $19.3 million in 1997 to $18.3 million in 1998, the gross profit percentage has increased from 12.3% in 1997 to 13.1% in 1998.

         In 1998, the Chemical Business was adversely affected by the extreme drought conditions in the mid-south market during the primary fertilizer season, followed by excess wet conditions and floods in the fall season, resulting in substantially lower volume and lower sales prices for certain of its products sold in its agricultural markets. The operating profit of the Chemical Business decreased from $4.8 million in 1997 to $3.5 million in 1998 (a decrease of 28.7%). The decline in sales volume explains approximately $1.0 million of this decrease. An additional $800,000 is primarily attributable to a provision for possible loss on a note receivable recorded in the fourth quarter of 1998.

         During 1997, limitations on production, as a result of certain mechanical and design problems relating to the construction and start-up of a concentrated nitric acid plant, resulted in significant fixed costs being expended as period costs rather than being absorbed as cost of product being produced and sold. In addition, significant amounts were expended for engineering, consulting, and other costs to bring the nitric acid plant up to its stated capacity.

         Additionally, the cost of the Chemical Business' primary raw material, anhydrous ammonia, averaged approximately $184 per ton in 1997, compared to approximately $154 per ton in 1998. The Chemical Business purchases approximately 220,000 tons of anhydrous ammonia per year under three contracts expiring in April, 2000, June, 2000, and December, 2000, respectively. The Company's purchase price of anhydrous ammonia under these contracts can be higher or lower than the current market spot price of anhydrous ammonia. Pricing is subject to variations due to numerous factors contained in these contracts. Based on the price calculations contained in the contracts, one contract is presently priced above the current market spot price. The Chemical Business is required to purchase 120,000 tons of its requirements under the contract expiring in April, 2000, at least 24,000 tons of its requirements under the contract expiring in June, 2000, and 60,000 tons of its requirements under the contract expiring in December, 2000, with additional quantities of anhydrous ammonia available under each contract. Anhydrous ammonia is not being currently supplied under the contract expiring in December, 2000, due to that supplier's declaration of an event of force majeure as a result of a temporary shut down of its plant due to mechanical problems. The Company been able to, on a temporary basis, obtain anhydrous ammonia from other sources on similar terms as provided in the contract expiring in December, 2000.

         The anhydrous ammonia industry added an additional one million tons of capacity of anhydrous ammonia in the western hemisphere in 1998, and the Company believes there is approximately one million tons of additional annual capacity of anhydrous ammonia being constructed in the western hemisphere scheduled for completion in 1999. The Company believes this additional capacity may contribute to a decline in the future market price of anhydrous ammonia. See "Special Note Regarding Forward-Looking Statements".

         In June, 1997, a subsidiary of the Company entered into an agreement with Bayer Corporation ("Bayer") whereby one of the Company's subsidiaries is acting as agent to construct a nitric acid plant located within Bayer's Baytown, Texas chemical plant complex. This plant, when constructed, will be operated by the Company's subsidiary and will supply nitric acid for Bayer's polyurethane business under a long-term supply contract. Management estimates that, after the initial startup phase of operations at the plant, at full production capacity based on terms of the Bayer Agreement and dependent upon the price of anhydrous ammonia, based on the price of anhydrous ammonia as of the date of this report, the plant should generate approximately $35 million to $50 million in annual gross revenues. Unlike the Chemical Business' regular sales volume, the market risk on this additional volume is much less since the contract provides for recovery of costs, as defined, plus a profit. It is anticipated that the construction of the nitric acid plant at Bayer's facility in Baytown, Texas, will cost approximately $69 million and construction is scheduled to be completed in the second quarter of 1999. The Company's subsidiary is to lease the nitric acid plant pursuant to a leverage lease from an unrelated third party for an initial term of ten (10) years from the date that the plant becomes fully operational, and the construction financing of this plant is being provided by an unaffiliated lender. (See Item 1 - "Business Chemical Business" for a further discussion of the Baytown, Texas nitric acid plant facility.)

         The results of operation of the Chemical Business' Australian subsidiary have been adversely affected due to the recent economic developments in certain countries in Asia. These economic developments in Asia have had a negative impact on the mining industry in Australia which the Company's Chemical Business services. As these adverse economic conditions in Asia have continued, such have had an adverse effect on the Company's consolidated results of operations in 1998. The Company received an offer in 1999 to purchase its Australian subsidiary. As of the date of this report, the Company is negotiating with the company that offered to buy the Australian subsidiary. During 1998, TES had net sales of $14.2 million, and reported a net loss of $2.9 million. There are no assurances that the Company will sell the Australian subsidiary.

CLIMATE CONTROL

         The Climate Control Business manufactures and sells a broad range of hydronic fan coil, air handling, air conditioning, heating, water source heat pump, and dehumidification products targeted to both commercial and residential new building construction and renovation.

         The Climate Control Business focuses on product lines in the specific niche markets of hydronic fan coils and water source heat pumps and has established a significant market share in these specific markets.

         As indicated in the above table, the Climate Control Business reported improved sales (an increase of 9.3%) and improved operating profit (an increase of 14.6%) for 1998, as compared to 1997.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

NET SALES

         Consolidated net sales for 1998 were $255.7 million, compared to $262.8 million for 1997, a decrease of $7.1 million or 2.7%. This sales decrease resulted principally from decreased sales in the Chemical Business of $17.0 million primarily due to lower sales volume in the U.S. of agricultural and blasting products and decreased business volume of its Australian subsidiary. Sales were lower in the Chemical Business during 1998, compared to 1997, as a result of adverse weather conditions in its agricultural markets during the spring and fall planting seasons. Blasting sales in the Chemical Business declined as a result of elimination of certain low profit margin sales and decreased volume in the Australian subsidiary resulting from adverse economic developments in Asia. These decreases were offset by increased sales in the Climate Control Business of $9.9 million, primarily due to increased volume and price increases in both the heat pump and fan coil product lines.

GROSS PROFIT

         Gross profit increased $1.5 million and was 19.8% of net sales for 1998, compared to 18.7% of net sales for 1997. The increase in the gross profit percentage was due primarily to lower production costs in the Chemical Business due to the effect of lower prices of anhydrous ammonia in 1998, and lower unabsorbed overhead costs caused by excessive downtime related to problems associated with mechanical failures at the Chemical Business' primary manufacturing plant in the first half of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative expenses ("SG&A"), as a percent of net sales, were 15.5% in 1998, and 14.3% in 1997. SG&A, as a percent of sales, was approximately 11.5% in 1998, compared to 9.8% in 1997 for the Chemical Business; 20.3% in 1998, compared to 21.0% in 1997 for the Climate Control Business.

         The increase in the Chemical Business was the result of lower sales in 1998 with relatively constant SG&A expenses. Within SG&A of the Chemical Business, higher provisions for uncollectible accounts receivable in 1998 were offset by decreased expenses at the Company's Australian subsidiary in anticipation of sustaining a lower level of business activity. The decrease in the Climate Control Business' SG&A as a percentage of sales was the result of increases in sales. The Climate Control Business' amount of SG&A increased in 1998 due to additional information technology personnel to support management information systems changes and higher variable costs due to a change in sales mix toward greater domestic sales which carry a higher SG&A percent.

INTEREST EXPENSE

         Interest expense for the Company, before deducting capitalized interest, was $13.9 million during 1998, compared to $10.9 million during 1997. During 1997, $1.1 million of interest expense was capitalized in connection with construction of the DSN Plant. The increase of $3.0 million before the effect of capitalization primarily resulted from increased borrowings and higher interest rates associated with the 10 3/4% unsecured senior notes issued November 26, 1997. The increased borrowings were necessary to support capital expenditures, higher accounts receivable balances and to meet the operational requirements of the Company. See "Liquidity and Capital Resources" of this Management's Discussion and Analysis.

PROVISION FOR INCOME TAXES

         The provision for income taxes was $.4 million in 1998 on a pre-tax loss of $2.2 million, compared to $1.4 million in 1997 on pre-tax income of $2.3 million. The effective tax rate is greater than the statutory rate due to losses associated with the Company's Australian subsidiary, which provides no current benefit due to its cumulative tax loss position.

EXTRAORDINARY CHARGE

         In 1997, in connection with the issuance of the 10 3/4% unsecured senior notes due 2007, a subsidiary of the Company retired the outstanding principal associated with a certain financing arrangement and incurred a prepayment fee. The prepayment fee and loan origination costs expensed in 1997 related to the financing arrangement aggregated approximately $4.6 million. The extraordinary charge of $2.9 million is net of an income tax benefit of $1.7 million.

NET LOSS

         The Company had a net loss of $2.6 million in 1998, compared to a net loss of $2.0 million in 1997. The increased loss of $.6 million was primarily due to increased SG&A and interest expense offset by increased gross profit as discussed above.

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET SALES

         Consolidated net sales for 1997 were $262.8 million, compared to $255.3 million for 1996, an increase of $7.5 million. This increase in sales resulted from increased sales in the Climate Control Business of $16.7 million, primarily due to increased sales of heat pumps partially offset by decreased sales in the Chemical Business of $9.2 million primarily due to reduced sales of the Company's wholly-owned Australian subsidiary due to expiration of certain customer contracts and recent economic developments in Asia.

GROSS PROFIT

         Gross profit increased $1.6 million and was 18.7% of net sales for 1997, compared to 18.6% of net sales for 1996. The gross profit increase was primarily attributable to increased absorption of costs due to higher production volumes and focus on sales of more profitable product lines in the Climate Control Business. This improvement was offset by higher production costs in the Chemical Business due to (i) the higher cost of anhydrous ammonia which was only partially passed on in the form of higher selling prices, (ii) unabsorbed overhead costs caused by down time related to modifications made to resolve problems associated with mechanical failures, and (iii) environmental matters at the Chemical Business' primary manufacturing plant. These increased costs in 1997 were partially offset by a reduction in cost of sales of $2.1 million through recapture of manufacturing variances of the Chemical Business in the form of business interruption insurance settlements.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling, general and administrative ("SG&A") expenses, as a percent of net sales, were 14.3% and 13.0% in 1997 and 1996, respectively. SG&A, as a percent of sales, was approximately 9.8% in 1997, compared to 9.3% in 1996 for the Chemical Business and 21.0% in 1997, compared to 19.8% in 1996 for the Climate Control Business. The increase in the Chemical Business was the result of lower sales in 1997 with relatively constant SG&A expenses. Within the SG&A of the Chemical Business, lower provisions for uncollectible accounts receivable in 1997 were offset by increased expense at the Company's Australian subsidiary in anticipation of sustaining a higher level of business activity. The increase in the Climate Control Business' SG&A was the result of increases in sales personnel costs to support higher sales in future periods, additional informational technology personnel to support management information systems changes and higher freight costs due to a change in sales mix toward greater domestic sales which carry a higher SG&A percent.

INTEREST EXPENSE

         Interest expense for the Company, before deducting capitalized interest, was approximately $10.9 million during 1997, compared to approximately $8.7 million during 1996. During 1997 and 1996, $1.1 million and $2.4 million, respectively, of interest expense was capitalized in connection with construction of the DSN Plant. The 1997 increase of $2.2 million before the effect of capitalization primarily resulted from increased borrowings needed to support capital expenditures, higher inventory balances and to meet the operational requirements of the Company.

PROVISION FOR INCOME TAXES

         The provision for income taxes was $1.4 million in 1997 on pre-tax income of $2.3 million (61%), compared to $2.7 million in 1996 on pre-tax income of $8.4 million (32%). This change, as a percentage of pre-tax income, was primarily the result of the change in the foreign subsidiary TES' net income which decreased by US$2.5 million from US$1.7 million in 1996 to a net loss of US$.8 million in 1997.

EXTRAORDINARY CHARGE

         In 1997, in connection with the issuance of the Notes, a subsidiary of the Company retired the outstanding principal associated with the John Hancock financing arrangement and incurred a prepayment fee. The prepayment fee and loan origination costs expensed in 1997 related to the John Hancock financing arrangement aggregated approximately $4.6 million. The extraordinary charge of $2.9 million is net of an income tax benefit of $1.7 million.

NET INCOME

         The Company had a net loss of $2.0 million in 1997, compared to net income of $5.8 million in 1996. The decreased profitability of $7.8 million was primarily due to increased SG&A, increased income taxes as a percentage of income and the extraordinary charge as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FROM OPERATIONS

         Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow and borrowings under its revolving credit facilities, and more recently, by the issuance of senior unsecured notes.

         Net cash provided by operations for the year ended December 31, 1998, was $3.9 million, after adjustments to income of $10.9 million for noncash depreciation and amortization, $1.8 million in provisions for possible losses on accounts receivable, $.4 million increase in cash surrender value on certain life insurance policies, $.4 million in provisions for deferred income taxes, and includes the following changes in assets and liabilities: (i) accounts receivable increases of $1.5 million, (ii) inventory decreases of $.9 million,
(iii) increases in supplies and prepaid items of $1.3 million, and (iv) decreases in accounts payable and accrued liabilities of $4.5 million. The increase in accounts receivable is due to increased sales in the Climate Control Business (see "Results of Operations" for discussion of increase in sales) and sales of nitric acid products pursuant to the Bayer Agreement. The decrease in inventory was due primarily to reduction and control measures taken in all of the Company's Businesses. The increase in supplies and prepaid items was due primarily to an increase in maintenance and manufacturing supplies at the Chemical Business. The decrease in accounts payable and accrued liabilities was primarily due to timing of payments for inventory purchases in the Chemical Business.

CASH FLOW FROM INVESTING AND FINANCING ACTIVITIES

         Cash used by investing activities for the year ended December 31, 1998, included $7.4 million in capital expenditures and $1.1 million increases in other assets. The capital expenditures took place in the Chemical and Climate Control Businesses to enhance production and product delivery capabilities. The increase in other assets was primarily attributable to approximately $.7 million in deposits made in connection with an interest rate hedge contract related to the agreement with Bayer.

         Net cash provided by financing activities included (i) payments on long-term debt of $4.7 million, (ii) deferred loan costs of approximately $.6 million associated with the 10 3/4% Senior Notes, (iii) net increases in revolving debt of $6.3 million, (iv) reductions of amounts due from LSB and affiliates of $1.1 million, and (v) dividends paid to LSB of $.4 million.

SOURCE OF FUNDS

         The Company is a diversified holding company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

         The Company owns substantially all of LSB's Chemical and Climate Control Businesses. On November 26, 1997, the Company issued senior unsecured notes which were exchanged with registered senior notes of the same amount and substantially the same terms in April, 1998 ("Notes"), in the aggregate amount of $105 million pursuant to the terms of an indenture (the "Indenture"). The Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all, except for one inconsequential subsidiary, of the existing and all of the future subsidiaries of the Company.

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

         LSB, certain subsidiaries of LSB that are not subsidiaries of the Company, and certain subsidiaries of the Company are parties to a working capital revolving line of credit evidenced by four loan agreements ("Revolving Credit Agreement") with an unrelated lender ("Lender") collateralized by receivables, inventory, proprietary rights and proceeds thereof of the Company and the subsidiaries that are parties to the Revolving Credit Agreement. The Revolving Credit Agreement, as amended, provides for revolving credit facilities ("Revolver") for total direct borrowings up to $65.0 million, including the issuance of letters of credit. Under the Revolver, the Company can borrow up to the full $65 million based on certain percentages of eligible collateral, with LSB and certain subsidiaries of LSB that are not the Company or subsidiaries of the Company having the right to borrow, on a revolving basis, up to $24 million of the $65 million based on eligible collateral. As of December 31, 1998, LSB and its subsidiaries other than the Company and its subsidiaries have borrowed $14.5 million under the Revolver. Any amounts borrowed by LSB and its subsidiaries that are not subsidiaries of the Company will reduce the amount that the subsidiaries of the Company may borrow at any one time under the Revolver. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Revolving Credit Agreement, as amended, provides for interest at the Lender's prime rate plus .5% per annum or, at the Company's option, on the Lender's LIBOR rate plus 2.875% per annum (which rates are subject to increase or reduction based upon achieving specified availability and adjusted tangible net worth levels). At December 31, 1998, the effective interest rate was 8.18%. The term of the Revolving Credit Agreement is through December 31, 2000, and is renewable thereafter for successive thirteen month terms. At December 31, 1998, the availability for borrowings by the subsidiaries of the Company, based on eligible collateral, approximated $31.0 million. Borrowings by subsidiaries of the Company under the Revolver outstanding at December 31, 1998, were $11.7 million.
Availability for additional borrowings under the Revolver at December 31, 1998, approximated $19.3 million. The Revolving Credit Agreement requires the Company to maintain certain financial ratios and contains other financial covenants, including tangible net worth requirements and capital expenditure limitations. At December 31, 1998, the Company was not in compliance with certain of these financial covenants. In April, 1999, the Company obtained waivers for such noncompliance and amendments to reset the covenants to amounts the Company expects to achieve in future periods. The annual interest on the outstanding debt under the Revolver at December 31, 1998, at the rates then in effect would approximate $2.1 million. The Revolving Credit Agreement also requires the payment of an annual facility fee of 0.5% of the unused Revolver.

         In addition to the Revolving Credit Agreement discussed above, as of December 31, 1998, the Company's wholly-owned subsidiary, DSN Corporation ("DSN"), is a party to several loan agreements with a financial company (the "Financing Company") for three projects. At December 31, 1998, DSN had outstanding borrowings of $11.0 million under these loans. The loans have repayment schedules of 84 consecutive monthly installments of principal and interest. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at December 31, 1998, at the agreed to interest rates would approximate $1.0 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements.

         The Company's wholly-owned Australian subsidiary, TES, has a revolving credit working capital facility (the "TES Revolving Facility") with Bank of New Zealand, Australia, in the amount of AUS$10.5 million (approximately US$6.5 million). The TES Revolving Facility allows for borrowings based on specific percentages of qualified eligible assets. Based on the effective exchange rate at December 31, 1998, approximately US$5.0 million (AUS$8.1 million approximately) was borrowed at December 31, 1998. Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from LSB and certain subsidiaries of TES. The interest rate on this debt is dependent upon the borrowing option elected by TES and had a weighted average rate of 7.01% at December 31, 1998. TES is in technical noncompliance with a certain financial covenant contained in the loan agreement involving the TES Revolving Facility. However, this covenant was not met at the time of closing of this loan and the Bank of New Zealand, Australia has continued to extend credit under the Facility. The outstanding borrowing under the TES Revolving Facility at December 31, 1998 has been classified as due within one year in the accompanying consolidated financial statements. As previously noted in this report, the Company has received an offer in 1999, the terms of which it is presently negotiating with the Company that made the offer, to purchase TES; however, there are no assurances that the Company will sell TES. Under the terms of the Indenture to which ClimaChem is bound by, the net cash proceeds from the sale of TES, if completed, are required (1) within 270 days from the date of the sale to be applied to the redemption of the notes issued under the Indenture or to the repurchase of such notes, or (2) within 240 days from the date of such sale, the amount of the net cash proceeds be invested in a related business of ClimaChem or the Australian subsidiary or used to reduce indebtedness of ClimaChem.

         In 1995, a subsidiary of LSB invested approximately $2.8 million to purchase a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"). The Project had been awarded a contract to retrofit residential housing units at a US Army base which it completed during 1996. The completed contract was for installation of energy-efficient equipment (including air conditioning and heating equipment), which would reduce utility consumption. For the installation and management, the Project will receive an average of seventy-seven percent (77%) of all energy and maintenance savings during the twenty (20) year contract term. In January, 1999, the Company agreed to purchase this investment by purchasing the stock of an LSB subsidiary that owned the Project. The Company paid $3.1 million to LSB in connection with this purchase. This amount equaled the book value of the investment on the books of LSB's subsidiary, which approximated the investment's fair value, at the date of purchase.

         During the latter part of March, 1999 LSB's management began considering the realignment of certain of LSB's overhead to better match its focus on the Company and its subsidiaries' operations. Consistent with this realignment, in April, 1999, the Company's Board of Directors approved the acquisition of certain assets from LSB in accordance with the terms of the Indenture to which the Company and its subsidiaries are parties to and the loan agreement that LSB and subsidiaries of the Company are borrowing under, which assets are materially related to the lines of business of the Chemical and Climate Control Businesses. These assets are real estate and improvements located thereon in which the Climate Control Business will conduct certain manufacturing operations, and an option, presently held by LSB or a subsidiary of LSB, in connection with the acquisition of a French HVAC manufacturing company. The purchase price to be paid to LSB will be in the approximate range of $4.0 - $4.7 million for the real estate and improvements and the option on the French HVAC manufacturer.

         As discussed in Note 3 of Notes to Consolidated Financial Statements included elsewhere in this report, during 1998 the Company paid approximately $4.2 million to LSB under the services agreements, management agreements and tax sharing agreements. As a result of increased services to be provided by LSB on behalf of the Company during 1999, and the anticipated results of the Company for 1999, the Company anticipates that the amounts to be paid to LSB under these agreements will be greater than the amount paid during 1998.

         Future cash requirements include working capital requirements for anticipated sales increases in all businesses, funding for anticipated increased payments to LSB pursuant to the Services Agreement, the Management Agreement and the Tax Sharing Agreement as discussed fully in Note 3 of Notes to Consolidated Financial Statements and funding for future capital expenditures (including the purchase of certain assets from LSB as discussed above). Funding for the higher accounts receivable and inventory requirements resulting from anticipated sales increases, funding for anticipated purchases of certain assets from LSB and funding for payments under the Services Agreement, Management Agreement and Tax Sharing Agreement will be provided by cash flow generated by the Company and the revolving credit facilities discussed elsewhere in this report. Currently, LSB and certain subsidiaries of LSB, including the Company, are limited to capital expenditures of $10.0 million annually under the Revolving Credit Agreement discussed above. The Company expended approximately $7.4 million for capital expenditures in 1998. In 1999, the Company has planned capital expenditures of approximately $9.5 million, a certain amount of which it anticipates will be financed by equipment finance contracts on a term basis and in a manner allowed under its various loan agreements. Such capital expenditures include approximately $2.4 million, which the Chemical Business anticipates spending related to environmental control facilities at its El Dorado Facility, as previously discussed in this report. The Company currently has no material commitment for capital expenditures.

         Management believes that cash flows from operations, the Company's revolving credit facilities, and other sources will be adequate to meet its presently anticipated capital expenditure, working capital, and debt service requirements. The Company's subsidiary has agreed to act as an agent to construct a nitric acid plant for Bayer's Baytown, Texas facility. See "Overview - Chemical Business" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the fact that the Company's subsidiary has agreed to act as agent to construct a nitric acid plant. Further, the Company's Chemical Business will be required to incur additional capital expenditures as discussed in Note 9 of Notes to the Company's Consolidated Financial Statements regarding an Administrative Agreement and Consent Administrative Order related to the Chemical Business' wastewater treatment system. At the date of this report, the future cost of the expenditures for these environmental matters has been estimated to be approximately $4.6 million, with $2.4 million being paid in 1999 and the balance in 2000.

YEAR 2000 ISSUES

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

         Beginning in 1996, LSB undertook a project to enhance certain of its Information Technology ("IT") systems and install certain other technologically advanced communication systems to provide extended functionality for operational purposes. A major part of LSB's program was to implement a standardized IT system purchased from a national software distributor at all of the Company and subsidiary operations, as well as other LSB subsidiaries, and to install a Local Area Network ("LAN"). The IT system and the LAN necessitated the purchase of additional hardware, as well as software. The process implemented by LSB to advance its systems to be more "state-of-the-art" systems had an added benefit in that the software and hardware changes necessary to achieve LSB's goals are Year 2000 compliant.

         Starting in 1996 through December 31, 1998, LSB has capitalized approximately $1.0 million in costs to accomplish its enhancement program. The capitalized costs include $425,000 in external programming costs, with the remainder representing hardware and software purchases. LSB anticipates that the remaining cost to complete this IT systems enhancement project will be less than $100,000, and such costs will be capitalized.

         LSB's plan to identify and resolve the Year 2000 Issue involved the following phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. Based on assessments, the Company determined that it was required to modify or replace certain portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999. For its IT exposures which include financial, order management, and manufacturing scheduling systems, the Company is 100% complete on the assessment and remediation phases. As of the date of this report, the Company has completed its testing and has implemented its remediated systems for all of its businesses. The assessments also indicated that limited software and hardware (embedded chips) used in production and manufacturing systems ("operating equipment") also are at limited risk. The Company has completed its assessment and identified remedial action which will be completed in the second quarter 1999. In addition, the Company has completed its assessment of its product line and determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, based on the Company's current assessment, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

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

         Management of the Company believes it has an effective program in place to resolve the remaining aspects of the Year 2000 Issue applicable to its businesses in a timely manner. If the Company does not complete the remaining phases of its program, the Year 2000 Issue could have a negative impact on the operations of the Company; however, management does not believe that, under the most reasonably likely worst case scenario, such potential impact would be material.

         The Company is creating contingency plans for certain critical applications. These contingency plans will involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company. See "Special Note Regarding Forward-Looking Statements".

CONTINGENCIES

          The Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome. The preceding sentence is a forward-looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, among other factors, the following: the EIL Insurance does not provide coverage to the Company and the Chemical Business for any material claims made by the claimants, the claimants alleged damages are not covered by the EIL Policy which a court may find the Company and/or the Chemical Business liable for, such as punitive damages or penalties, a court finds the Company and/or the Chemical Business liable for damages to such claimants for a material amount in excess of the limits of coverage of the EIL Insurance or a court finds the Chemical Business liable for a material amount of damages in the antitrust lawsuits pending against the Chemical Business in a manner not presently anticipated by the Company. See "Business", "Legal Proceedings" and Note 9 of Notes to Consolidated Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

         The Company's results of operations and operating cash flows are impacted by changes in market interest rates and raw material prices for products used in its manufacturing processes. The Company also has a wholly-owned subsidiary in Australia, for which the company has foreign currency translation exposure. The derivative contracts used by the Company are entered into to hedge these risks and exposures and not for trading purposes. All information is presented in U.S. dollars. See Item 1. - "Business - Chemical" for a discussion of an offer to purchase the Australian subsidiary which the company received in 1999.

INTEREST RATE RISK

         The Company's interest rate risk exposure results from its debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

         The Company is also a party to a series of agreements under which, upon completion of construction, it will lease a nitric acid plant. The minimum lease payments associated therewith until execution will be directly impacted by the change in interest rates. To mitigate a portion of the Company's exposure to adverse market changes related to this leveraged lease, in 1997 the Company entered into an interest rate forward agreement whereby the Company is the fixed rate payor on notional amounts aggregating $25 million, net to its 50% interest, with a weighted average of 7.12%. The Company accounts for this forward under the deferral method, so long as high correlation is maintained, whereby the net gain or loss upon settlement will adjust the item being hedged, the minimum lease rentals, in periods commencing with the lease execution. As of December 31, 1998, the fair value of this interest rate forward agreement represented a liability of approximately $3.3 million, net to the Company's 50% interest. The following table provides information about the Company's interest rate sensitive financial instruments as of December 31, 1998.

                                                    YEARS ENDING DECEMBER 31,
                                                                                       THEREAFTER
                                                                                        THROUGH
                               1999       2000      2001          2002       2003          2007         TOTAL
                              --------------------------------------------------------------------------------
Expected maturities of long-term debt:
  Variable rate debt          $ 5,009    $11,793    $     -     $     -     $     -      $      -     $ 16,802

    Weighted average
      interest rate (1)          8.01%      8.18%         -           -           -             -         8.10%
  Fixed rate debt             $ 5,451    $ 3,971    $ 3,889     $ 2,377     $   274      $105,167     $121,129

    Weighted average
      interest rate (2)         10.56%     10.62%     10.67%      10.73%      10.75%        10.75%    $  10.70%

-------------------
(1) Interest rate is based on the aggregate rate of debt outstanding as of December 31, 1998. Interest is generally at a floating rate based on the lender's prime rate plus .5% to 1.5% per annum, or at the Company's option, under its Revolving Credit Agreements, on the lender's LIBOR rate plus 2.875% per annum (rates under its Revolving Credit Agreements are subject to change based upon specified availability and adjusted tangible net worth levels).

(2) Interest rate is based on the aggregate rate of debt outstanding as of December 31, 1998.

         As of December 31, 1998, the Company's variable-rate and fixed-rate debt which aggregated $137.9 million approximated their fair value. The fair value of the Company's Senior Notes was determined based on a market quotation for such securities.

RAW MATERIAL PRICE RISK

         The Company enters into long-term supply agreements with certain third parties to insure availability of certain raw materials used in its manufacturing processes. To mitigate a portion of its price risk, the Company has entered into swap agreements whereby it receives a floating price and pays a fixed price. As of December 31, 1998, the Company had outstanding natural gas contracts requiring settlement in January and February, 1999, involving notional amounts of 590,000 MMBtu for which the fair value represented a liability of approximately $255,000. The Company follows the deferral method of accounting for these swap agreements.

FOREIGN CURRENCY RISK

         The Company has a wholly-owned subsidiary located in Australia, for which the functional currency is the local currency, the Australian dollar. Since the Australian subsidiary accounts are converted into U.S. dollars upon consolidation using the end of the period exchange rate, declines in value of the Australian dollar to the U.S. dollar result in translation loss to the Company. Additionally, any cumulative foreign currency translation loss will impact operating results in the period the Company sells or disposes of substantially all of its investment in the subsidiary. As of December 31, 1998, the Company's net investment in this Australian subsidiary was $5.8 million with the cumulative translation loss not recognized in results of operations aggregating approximately $1.6 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company has included the financial statements and supplementary financial information required by this item immediately following Part IV of this report and hereby incorporates by reference the relevant portions of those statements and information into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disagreements between the Company and its accountants have occurred within the 24-month period prior to the date of the Company's most recent financial statements.

                             SPECIAL NOTE REGARDING
                           FORWARD-LOOKING STATEMENTS


         Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, (i) additional capacity for anhydrous ammonia coming on-line, and such additional capacity may contribute to a decline in future market price for such ammonia, (ii) construction costs of the EDNC Baytown Plant will approximate $69 million (excluding the $12.9 million paid to subcontractors by the bonding company); it will be completed by the second quarter of 1999; and, when the EDNC Baytown Plant is fully operational, the annual sales volume from such plant will be approximately $35 million to $50 million, (iii) future cash requirements, (iv) ability to meet presently anticipated capital expenditures, working capital, and debt service requirements, (v) ability to comply with the Company's general working capital requirements, (vi) ability to be able to continue to borrow under the Company's revolving line of credit,
(vii) contingencies should not have a material adverse impact on the Company's liquidity, (viii) ability to be in compliance with certain financial covenants contained in certain loan agreements, (ix) ability to complete resolution of the Year 2000 Issues in a timely manner, (x) capital expenditures for 1999, (xi) additional capacity for the production of anhydrous ammonia constructed in 1998, and being constructed in 1999, may contribute to the decline of its future market prices, and (xii) ability to comply with revised financial covenants under the Revolver. While the Company believes the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues,
(iii) inability to collect in a timely manner a material amount of receivables,
(iv) increased competitive pressures, (v) contracts are not obtained or projects are not finalized within a reasonable period of time or on schedule, (vi) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, (vii) additional releases (particularly air emissions into the environment), (viii) potential increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, (ix) inability to retain management or to develop new management, (x) the requirement to use internally generated funds for purposes not presently anticipated, (xi) the effect of additional production capacity of anhydrous ammonia in the western hemisphere, (xii) the cost for the purchase of anhydrous ammonia not reducing or continuing to increase or the cost for natural gas increases, (xiii) changes in operating strategy or development plans, (xiv) inability to fund the expansion of the Company's businesses, (xv) adverse results in any of the Company's pending litigation, (xvi) inability by others to complete construction of additional capacity for the production of anhydrous ammonia, (xvii) inability to obtain necessary raw materials, and (xviii) other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

                                  PART III

         Because all of the Company's outstanding capital stock is owned directly or indirectly by its parent, LSB Industries, Inc., the Company is not required to file a definitive proxy statement, and, as a result, the Company will provide the information required by Part III of this report by amending this report on or before April 30, 1999, to include such information (except for the information of the Company's executive officers included under Item 4A of
Part I of this report), and incorporate such by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)    FINANCIAL STATEMENTS

          The following consolidated financial statements of the Company appear immediately following this Part IV:

                                                                         Pages
                                                                     -----------
Report of Independent Auditors                                              F-1

Consolidated Balance Sheets at December 31, 1998
  and 1997                                                                  F-2

Consolidated Statements of Operations for each of
  the three years in the period ended December 31,
  1998                                                                      F-3

Consolidated Statements of Stockholders' Equity
  for each of the three years in the period ended
  December 31, 1998                                                         F-4

Consolidated Statements of Cash Flows for
  each of the three years in the period
  ended December 31, 1998                                            F-5 to F-6

Notes to Consolidated Financial Statements                           F-7 to F-41

Quarterly Financial Data (Unaudited)                                        F-42

(a)(2)   FINANCIAL STATEMENT SCHEDULE

         The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts                                      F-43

         The Company has omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in the Company's Consolidated Financial Statements, including the notes to those statements.

(a)(3)   EXHIBITS


                  3.1. Certificate of Incorporation of ClimaChem, Inc., which the Company hereby incorporates by reference from Exhibit 3.1 to the Company's Registration Statement, No. 333-44905.

                  3.2. Bylaws of ClimaChem, Inc., which the Company hereby incorporates by reference from Exhibit 3.2 to the Company's Registration Statement, No. 333-44905.

                  4.1. Indenture, dated as of November 26, 1997, by and among ClimaChem, Inc., the Subsidiary Guarantors and Bank One, N.A., as trustee, which the Company hereby incorporates by reference from
         Exhibit 4.1 to LSB Industries, Inc.'s Form 8-K, dated November 26,
         1997.

                  4.2. Form 10 3/4% Series B Senior Notes due 2007, which the Company hereby incorporates by reference from Exhibit 4.3 to the Company's Registration Statement, No. 333-44905.

                  4.3. Promissory Note, dated November 26, 1997, executed by LSB Industries, Inc. in favor of ClimaChem, Inc., which the Company hereby incorporates by reference from Exhibit 10.1 to the Company's Registration Statement, No. 333-44905.

                  4.4. Amended and Restated Loan and Security Agreement, dated November 21, 1997, by and between BankAmerica Business Credit, Inc., and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Registration Statement, No. 333-44905.

                  4.5. First Amendment to Amended and Restated Loan and Security Agreement, dated March 12, 1998, between BankAmerica Business Credit, Inc., and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation, which the Company hereby incorporates by reference from
         Exhibit 10.53 to the Company's Registration Statement, No. 333-44905.

                  4.6. Third Amendment to Amended and Restated Loan and Security Agreement, dated August 14, 1998, between BankAmerica Business Credit, Inc., and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation, which the Company hereby incorporates by reference from
         Exhibit 4.1 to LSB Industries, Inc.'s Form 10-Q for the quarter ended June 30, 1998.

                  4.7. Fourth Amendment to Amended and Restated Loan and Security Agreement, dated November 19, 1998, between BankAmerica Business Credit, Inc., and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation, which the

         Company hereby incorporates by reference from Exhibit 4.1 to LSB Industries, Inc.'s Form 10-Q for the quarter ended September 30, 1998.

                  4.8. Fifth Amendment to Amended and Restated Loan and Security Agreement, dated April 8, 1999, between BankAmerica Business Credit, Inc., and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation, which the Company hereby incorporates by reference from
         Exhibit 4.16 to LSB Industries, Inc.'s Form 10-K for the fiscal year ended December 31, 1998.

                  4.9. Waiver Letter, dated March 16, 1998, from BankAmerica Business Credit, Inc., which the Company hereby incorporates by reference from Exhibit 10.55 to the Company's Registration Statement, No. 333-44905.

                  4.10. First supplement to indenture dated as of February 9, 1999 which is incorporated by reference from Exhibit 4.19 to LSB's Form 10-K for the year ended December 31, 1998.

                  10.1. Continuing Guaranty, dated November 21, 1997, between ClimaChem, Inc. and BankAmerica Business Credit, Inc., which the Company hereby incorporates by reference from Exhibit 10.3 to the Company's Registration Statement, No. 333-44905.

                  10.2. Services Agreement, dated November 21, 1997, between LSB Industries, Inc. and ClimaChem, Inc., which the Company hereby incorporates by reference from Exhibit 10.4 to the Company's Registration Statement, No. 333-44905.

                  10.3. Management Agreement, dated November 21, 1997, between LSB Industries, Inc. and ClimaChem, Inc., which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Registration Statement, No. 333-44905.

                  10.4. Tax Sharing Agreement, dated November 21, 1997, between LSB Industries, Inc. and ClimaChem, Inc., which the Company hereby incorporates by reference from Exhibit 10.6 to the Company's Registration Statement, No. 333-44905.

                  10.8. Union Contracts, dated August 5, 1995, between EDC and the Oil, Chemical and Atomic Workers, and the United Steel Workers of America, dated November 1, 1995, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1995.

                  10.9. Severance Agreement, dated January 17, 1989, between LSB Industries, Inc. and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.48 to LSB Industries, Inc.'s Form 10-K for fiscal year ended December 31, 1988. LSB Industries, Inc. also entered into identical agreements with Tony M. Shelby, David R. Goss, Barry H. Golsen, David M. Shear, and Jim D. Jones, and the Company will provide copies thereof to the Commission upon request.

                  10.10. Employment Agreement and Amendment to Severance Agreement, dated January 12, 1989 between LSB Industries, Inc. and Jack
         E. Golsen, dated March 21, 1996, which the Company hereby incorporates by reference from Exhibit 10.15 to LSB Industries, Inc.'s Form 10-K for fiscal year ended December 31, 1995.

                  10.11. Letter Amendment, dated May 14, 1997, to Loan and Security Agreement between DSN Corporation and The CIT Group/Equipment Financing, Inc., is incorporated by reference from Exhibit 10.1 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended March 31, 1997.

                  10.12. Amendment to Loan and Security Agreement, dated November 21, 1997, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.19 to the Company's Registration Statement, No. 333-44905.

                  10.13. Guaranty Agreement, dated November 21, 1997, executed by ClimaChem, Inc. in favor of The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.20 to the Company's Registration Statement, No. 333-44905.

                  10.14. Promissory Note, dated July 14, 1989, from Climate Master, Inc. to Oklahoma County Finance Authority, which the Company hereby incorporates by reference from Exhibit 10.21 to the Company's Registration Statement, No. 333-44905.

                  10.15. Extension of Maturity on Promissory Note, dated February 7, 1997, relating to the Promissory Note, dated July 14, 1989, from Climate Master, Inc., to Oklahoma County Finance Authority, which the Company hereby incorporates by reference from Exhibit 10.22 to the Company's Registration Statement, No. 333-44905.

                  10.16. Mortgage of Tenant's Interest in Lease, dated July 1, 1989, executed by Climate Master, Inc. in favor of the Oklahoma County Finance Authority, which the Company hereby incorporates by reference from Exhibit 10.23 to the Company's Registration Statement, No. 333-44905.

                  10.17. Project Loan Agreement, dated July 1, 1989, between Climate Master, Inc., and the Oklahoma County Finance Authority, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company's Registration Statement, No. 333-44905.

                  10.18. Hire-Purchase Agreement, dated November 21, 1994, between Total Energy Systems Limited and Toyota Finance Australia Limited, which the Company hereby incorporates by reference from
         Exhibit 10.25 to the Company's Registration Statement, No. 333-44905.

                  10.19. Lease Agreement, dated October 25, 1996, between Total Energy Systems Limited and Sanwa Australia Finance Limited, which the Company hereby incorporates by reference from Exhibit 10.26 to the Company's Registration Statement, No. 333-44905. Total Energy Systems Limited has entered into a second Lease Agreement which is substantially identical, copies of which will be provided to the Commission upon request.

                  10.20. Master Lease Agreement, dated October 10, 1995, between Total Energy Systems (NZ) Limited and GE Capital (NZ) Limited, which the Company hereby incorporates by reference from Exhibit 10.27 to the Company's Registration Statement, No. 333-44905.

                  10.21. Master Lease Agreement, dated December 15, 1994, between Total Energy Systems Limited and KE Financial Corporation Limited, which the Company hereby incorporates by reference from
         Exhibit 10.28 to the Company's Registration Statement, No. 333-44905.

                  10.22. Land Lease, dated March 1, 1995, between DSN Corporation and Koch Sulphur Products Company, which the Company hereby incorporates by reference from Exhibit 10.29 to the Company's Registration Statement, No. 333-44905.

                  10.23. Promissory Note, dated June 2, 1997, executed by International Environmental Corporation in favor of ORIX Credit Alliance, Inc., which the Company hereby incorporates by reference from
         Exhibit 10.30 to the Company's Registration Statement, No. 333-44905.

                  10.24. Security Agreement-Mortgage on Goods and Chattels, dated April 18, 1997, executed by International Environmental Corporation in favor of ORIX Credit Alliance, Inc., which the Company hereby incorporates by reference from Exhibit 10.31 to the Company's Registration Statement, No. 333-44905.

                  10.25. Lease Agreement, dated March 7, 1988, between Northwest Financial Corporation and International Environmental Corporation, which the Company hereby incorporates by reference from Exhibit 10.32 to the Company's Registration Statement, No. 333-44905.

                  10.26. First Amendment, dated August 17, 1995, to Lease Agreement, dated March 7, 1988, between Prime Financial Corporation and International Environmental Corporation, which the Company hereby incorporates by reference from Exhibit 10.33 to the Company's Registration Statement, No. 333-44905.

                  10.27. Assignment, dated August 17, 1995, between Northwest Financial Corporation and Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 10.34 to the Company's Registration Statement, No. 333-44905.

                  10.28. Loan and Security Agreement, dated March 14, 1995, between International Environmental Corporation and MetLife Capital Corporation, which the Company hereby incorporates by reference from
         Exhibit 10.35 to the Company's Registration Statement, No. 333-44905.

                  10.29. Lease Agreement, dated April 3, 1996, between Amplicon Financial and International Environmental Corporation, which the Company hereby incorporates by reference from Exhibit 10.36 to the Company's Registration Statement, No. 333-44905.

                  10.30. Equipment Purchase and Security Agreement, dated February 1, 1994, between U.S. Amada Ltd. and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.37 to the Company's Registration Statement, No. 333-44905. Climate Master has entered into three other Equipment Purchase and Security Agreements which are substantially identical in all material respects except the principal amount is $380,000, $88,000, and $330,000, respectively. Copies of each of the foregoing will be provided to the Commission upon request.

                  10.31. Master Commercial Hire and Purchase Agreement (New South Wales), dated November 14, 1994, between G.E. Capital Australia Limited and Total Energy Systems Limited, which the Company hereby incorporates by reference from Exhibit 10.41 to the Company's Registration Statement, No. 333-44905.

                  10.32. Master Commercial Hire Purchase Agreement (Western Australia), dated November 14, 1994, between G.E. Capital Australia Limited and Total Energy Systems Limited, which the Company hereby incorporates by reference from Exhibit 10.42 to the Company's Registration Statement, No. 333-44905.

                  10.33. Master Commercial Hire Purchase Agreement (Queensland), dated November 14, 1994, between G.E. Capital Australia Limited and Total Energy Systems Limited, which the Company hereby incorporates by reference from Exhibit 10.43 to the Company's Registration Statement, No. 333-44905.

                  10.34. Loan and Security Agreement (DSN Plant), dated October 31, 1994, between DSN Corporation and The CIT Group, which the Company hereby incorporates by reference from Exhibit 10.1 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended September 30, 1994.

                  10.35. Loan and Security Agreement (Mixed Acid Plant), dated April 5, 1995, between DSN Corporation and The CIT Group, which the Company hereby incorporates by reference from Exhibit 10.25 to LSB Industries, Inc.'s Form 10-K for the fiscal year ended December 31, 1994.

                  10.36. First Amendment to Loan and Security Agreement (DSN Plant), dated June 1, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.13 to the Company's Registration Statement, No. 333-44905.

                  10.37. First Amendment to Loan and Security Agreement (Mixed Acid Plant), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.15 to the Company's Registration Statement, No. 333-44905.

                  10.38. Loan and Security Agreement (Rail Tank Cars), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.16 to the Company's Registration Statement, No. 333-44905.

                  10.39. First Amendment to Loan and Security Agreement (Rail Tank Cars), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.17 to the Company's Registration Statement, No. 333-44905.

                  10.40. Letter Amendment, dated May 14, 1997, to Loan and Security Agreement between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.1 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended March 31, 1997.

                  10.41. Amendment to Loan and Security Agreement, dated November 21, 1997, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.19 to the Company's Registration Statement, No. 333-44905.

                  10.42. Facility Letter, dated August 20, 1997, between Bank of New Zealand, Australia, and Total Energy Systems Limited, which the Company hereby incorporates by reference from Exhibit 10.38 to the Company's Registration Statement, No. 333-44905.

                  10.43. Variation Letter, dated February 10, 1998, between Bank of New Zealand, Australia, and Total Energy Systems Limited, which the Company hereby incorporates by reference from Exhibit 10.39 to the Company's Registration Statement, No. 333-44905.

                  10.44. Debenture Charge, dated March 7, 1995, between Total Energy Systems Limited and Bank of New Zealand, which the Company hereby incorporates by reference from Exhibit 10.40 to the Company's Registration Statement, No. 333-44905. T.E.S. Mining Services Pty. Ltd. and Total Energy Systems (NZ) Limited are each parties to substantially identical Debentures, copies of which will be provided to the Commission upon request.

                  10.45. Anhydrous Ammonia Sales Agreement, dated May 28, 1997, to be effective January 1, 1997, between Koch Nitrogen Company and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.1 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

                  10.46. Baytown Nitric Acid Project and Supply Agreement, dated June 27, 1997, by and among El Dorado Nitrogen Company, El Dorado Chemical Company and Bayer Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL

         TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

                  10.47. First Amendment to Baytown Nitric Acid Supply Agreement, dated February 1, 1999, between El Dorado Nitrogen Company and Bayer Corporation, which the Company hereby incorporates by reference from Exhibit 10.30 to LSB Industries, Inc.'s Form 10-K for the fiscal year ended December 31, 1998. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

                  10.48. Service Agreement, dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 10.3 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

                  10.49. Ground Lease, dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 10.4 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

                  10.50. Participation Agreement, dated as of June 27, 1997, among El Dorado Nitrogen Company, Boatmen's Trust Company of Texas as Owner Trustee, Security Pacific Leasing corporation, as Owner Participant and a Construction Lender, Wilmington Trust Company, Bayerische Landesbank, New York Branch, as a Construction Lender and the Note Purchaser, and Bank of America National Trust and Savings Association, as Construction Loan Agent, which the Company hereby incorporates by reference from Exhibit 10.5 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

                  10.51. Lease Agreement, dated as of June 27, 1997, between Boatmen's Trust Company of Texas as Owner Trustee and El Dorado Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 10.6 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997.

                  10.52. Security Agreement and Collateral Assignment of Construction Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 10.7 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997.

                  10.53. Security Agreement and Collateral Assignment of Facility Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company and consented to by Bayer Corporation, which the Company hereby incorporates by reference from Exhibit 10.8 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997.

                  10.54. Amendment to Loan and Security Agreement, dated March 16, 1998, between The CIT Group/Equipment Financing, Inc., and DSN Corporation, which the Company hereby incorporates by reference from
         Exhibit 10.54 to the Company's Registration Statement, No. 333-44905.

                  10.55. Sales Contract, dated December 7, 1998, between Solutia, Inc. and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.39 to LSB Industries, Inc.'s Form 10-K for the fiscal year ended December 31, 1998. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

                  10.56. Agreement for Purchase and Sale of Anhydrous Ammonia, dated January 1, 1999, between El Dorado Chemical Company and Farmland Industries, Inc., which the Company hereby incorporates by reference from Exhibit 10.40 to LSB Industries, Inc.'s Form 10-K for the fiscal year ended December 31, 1998. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

                  10.57. Agreement, dated March 23, 1999, among El Dorado Chemical Company, El Dorado Nitrogen Company, Bayer Corporation, ICF Kaiser Engineers, Inc., ICF Kaiser International, Inc., and Acstar Insurance Company, which the Company hereby incorporates by reference from Exhibit 10.41 to LSB Industries, Inc.'s Form 10-K for the fiscal year ended December 31, 1998.

                  10.58. Union Contract, dated as of August 1, 1998, between EDC and the International Association of Machinists and Aerospace Workers, which the Company hereby incorporates by reference from Exhibit 10.42 to LSB Industries, Inc.'s Form 10-K for the year ended December 31, 1998.

                  10.59. Stock Purchase Agreement, dated February 9, 1999, by and between LSB Holdings, Inc. and ClimaChem, Inc.

                  10.60. Covenant Waiver Letter, dated April 13, 1999, between The CIT Group and DSN Corporation, which the Company hereby incorporates by reference from Exhibit 10.46 to LSB Industries, Inc.'s Form 10-K for the fiscal year ended December 31, 1998.

                  21.1.  Subsidiaries of the Company

                  23.1.  Consent of Independent Auditors

                  27.1.  Financial Data Schedule

         (b) REPORTS ON FORM 8-K. The Company did not file any reports on Form 8-K during the fourth quarter of 1998.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
ClimaChem, Inc.

We have audited the accompanying consolidated balance sheets of ClimaChem, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ClimaChem, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                ERNST & YOUNG LLP


Oklahoma City, Oklahoma
February 19, 1999,
except for paragraphs (A) and (D) of Note 6, as to which the date is April 14, 1999

                               CLIMACHEM, INC.

                         CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                         1998             1997
                                                                                   ----------------- ----------------
                                                                                            (In Thousands)
ASSETS
Current assets (NOTE 6):
   Cash and cash equivalents                                                         $       750        $    3,534
   Trade accounts receivable, net                                                         38,817            38,521
   Inventories (NOTE 4)                                                                   37,367            38,760
   Supplies and prepaid items                                                              7,023             6,282
   Income tax receivable (NOTE 7)                                                          2,050             2,142
   Current deferred income taxes                                                           1,338             1,345
   Due from LSB and affiliates (NOTE 3)                                                    1,350             2,157
                                                                                   ----------------- ----------------
Total current assets                                                                      88,695            92,741

Property, plant and equipment, net (NOTES 5 AND 6)                                        82,389            84,329
Due from LSB and affiliates, net (NOTE 3)                                                 13,140            13,443
Other assets, net                                                                         10,480            10,362
                                                                                   ----------------- ----------------
                                                                                     $   194,704          $200,875
                                                                                   ================= ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $    17,416         $  19,091
   Accrued liabilities                                                                     6,019             9,075
   Current portion of long-term debt (NOTE 6)                                             10,460             9,838
                                                                                   ----------------- ----------------
Total current liabilities                                                                 33,895            38,004

Long-term debt (NOTE 6)                                                                  127,471           126,346
Deferred income taxes (NOTE 7)                                                             9,580             9,236
Commitments and contingencies (NOTE 9)

Stockholders' equity (NOTES 6 AND 8):
   Common stock, $.10 par value; 500,000 shares authorized, 10,000 shares
     issued                                                                                    1                 1
   Capital in excess of par value                                                         12,652            12,652
   Accumulated other comprehensive loss                                                   (1,559)           (1,003)
   Retained earnings                                                                      12,664            15,639
                                                                                   ----------------- ----------------
Total stockholders' equity                                                                23,758            27,289
                                                                                   ----------------- ----------------
                                                                                     $   194,704          $200,875
                                                                                   ================= ================

SEE ACCOMPANYING NOTES.

                                 CLIMACHEM, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED DECEMBER 31,
                                                                        1998              1997             1996
                                                                   ---------------- ----------------- ----------------
                                                                                     (In Thousands)
Revenues:
   Net sales                                                            $255,730         $262,847          $255,285
   Interest and other income                                               1,468              893               333
                                                                   ---------------- ----------------- ----------------
                                                                         257,198          263,740           255,618

Costs and expenses:
   Cost of sales                                                         205,148          213,772           207,828
   Selling, general and administrative                                    40,283           37,854            33,122
   Interest (NOTE 3)                                                      13,944            9,788             6,247
                                                                   ---------------- ----------------- ----------------
                                                                         259,375          261,414           247,197
                                                                   ---------------- ----------------- ----------------
Income (loss) before provision for income taxes and
   extraordinary charge                                                   (2,177)           2,326             8,421

Provision for income taxes (NOTE 7)                                          392            1,429             2,668
                                                                   ---------------- ----------------- ----------------
Income (loss) before extraordinary charge                                 (2,569)             897             5,753

Extraordinary charge, net of income tax benefit of $1,750,000
   (NOTE 6)                                                                    -            2,869                 -
                                                                   ---------------- ----------------- ----------------
Net income (loss)                                                        $(2,569)         $(1,972)           $5,753
                                                                   ================ ================= ================

SEE ACCOMPANYING NOTES.

                                 CLIMACHEM, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                           ACCUMULATED
                                                                              OTHER
                                       COMMON STOCK         CAPITAL IN    COMPREHENSIVE
                                 -------------------------- EXCESS OF        INCOME         RETAINED
                                    SHARES     PAR VALUE    PAR VALUE        (LOSS)         EARNINGS       TOTAL
                                 -------------------------------------------------------------------------------------
Balance at December 31, 1995        10,000        $1          $12,652       $    278          $15,744      $28,675

Net income                               -         -                -              -            5,753        5,753
Foreign currency translation
   adjustment                            -         -                -             (2)               -           (2)
                                                                                                         -------------
Total comprehensive income                                                                                   5,751

Dividends to Parent                      -         -                -              -           (1,583)      (1,583)
                                 -------------------------------------------------------------------------------------
Balance at December 31, 1996        10,000         1           12,652            276           19,914       32,843

Net loss                                 -         -                -              -           (1,972)      (1,972)
Foreign currency translation
   adjustment                            -         -                -         (1,279)               -       (1,279)
                                                                                                         -------------
Total comprehensive loss                                                                                    (3,251)

Dividends to Parent                      -         -                -              -           (2,303)      (2,303)
                                 -------------------------------------------------------------------------------------
Balance at December 31, 1997        10,000         1           12,652         (1,003)          15,639       27,289

Net loss                                 -         -                -              -           (2,569)      (2,569)
Foreign currency translation
   adjustment                            -         -                -           (556)               -         (556)
                                                                                                         -------------
Total comprehensive loss                                                                                    (3,125)

Dividends to Parent                      -         -                -              -             (406)        (406)
                                 -------------------------------------------------------------------------------------
Balance at December 31, 1998        10,000        $1          $12,652        $(1,559)         $12,664      $23,758
                                 =====================================================================================

SEE ACCOMPANYING NOTES.

                                 CLIMACHEM, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                        1998              1997             1996
                                                                   ---------------- ----------------- ----------------
                                                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $   (2,569)        $ (1,972)         $  5,753
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operations:
     Extraordinary charge, net of tax, related to financing
       activities                                                             -            2,869                 -
     Depreciation of property, plant and equipment                        9,545            8,130             6,707
     Amortization                                                         1,324              756               719
     Provision for losses:
       Trade accounts receivable                                            971              521               280
       Notes receivable                                                     854              175             1,015
       Environmental matters and other                                     (387)               -               100
     Deferred income tax provision (credit)                                 351              209              (246)
     Loss (gain) on sales of assets                                         (30)             138               (20)
     Cash provided (used) by changes in assets and liabilities:
         Trade accounts receivable                                       (1,484)          (2,384)           (6,235)
         Inventories                                                        904           (3,128)           (6,819)
         Supplies and prepaid items                                      (1,252)            (191)           (1,923)
         Income tax receivable                                               92           (2,142)                -
         Accounts payable                                                (1,598)         (13,706)           12,563
         Accrued liabilities                                             (2,859)           1,014             3,069
                                                                   ---------------- ----------------- ----------------
Net cash provided (used) by operating activities                          3,862           (9,711)           14,963

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                     (7,418)          (9,357)          (18,554)
Proceeds from sales of equipment                                             65              194                36
Increase in other assets                                                 (1,072)          (3,609)             (432)
                                                                   ---------------- ----------------- ----------------
Net cash used by investing activities                                    (8,425)         (12,772)          (18,950)

(CONTINUED ON FOLLOWING PAGE)

                                 CLIMACHEM, INC.

                                                                                YEAR ENDED DECEMBER 31,
                                                                        1998              1997             1996
                                                                   ---------------- ----------------- ----------------
                                                                                     (In Thousands)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term and other debt                                 $   (4,690)        $(72,504)         $ (9,716)
Long-term and other borrowings, net of
   origination fees                                                        (583)         155,000            12,644
Debt prepayment charge, net of tax                                            -           (2,869)                -
Net change in revolving debt facilities                                   6,348          (28,478)           (1,463)
Net change in due to/from LSB and affiliates                              1,110          (23,938)            2,802
Dividends paid to parent                                                   (406)          (2,303)           (1,583)
                                                                   ---------------- ----------------- ----------------
Net cash provided by financing activities                                 1,779           24,908             2,684
                                                                   ---------------- ----------------- ----------------
Net increase (decrease) in cash and cash equivalents                     (2,784)           2,425            (1,303)

Cash and cash equivalents at beginning of year                            3,534            1,109             2,412
                                                                   ---------------- ----------------- ----------------
Cash and cash equivalents at end of year                             $      750         $  3,534          $  1,109
                                                                   ================ ================= ================

SEE ACCOMPANYING NOTES.

                                 CLIMACHEM, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996

1. BASIS OF PRESENTATION

ClimaChem, Inc. (the "Company"), a wholly-owned subsidiary of LSB Industries, Inc. ("LSB" or "Parent"), was organized under the laws of the State of Oklahoma in October 1997. The Company's Certificate of Incorporation authorizes the issuance of 500,000 shares of $.10 par value common stock. Prior years' authorized, issued and outstanding shares of common stock in the accompanying consolidated financial statements reflect this issuance as though it occurred at the earliest period presented. The Company is a holding company which maintains operations through various wholly-owned subsidiaries. The Company owns, through its subsidiaries, a substantial portion, but not all, of the operations comprising the Chemical Business and Climate Control Business as previously owned by LSB. Prior to November 21, 1997, all of the Company's subsidiaries were wholly-owned subsidiaries of LSB, directly or through one or more intermediaries, and were contributed to the Company, following its formation, by LSB or other subsidiaries in exchange for all of the outstanding common stock of the Company. These exchanges have been accounted for as a reorganization of entities under common control and, accordingly, reflect LSB's and its subsidiaries' historical cost of such subsidiaries and net assets. Accordingly, the consolidated financial statements of ClimaChem, Inc. and its subsidiaries for all periods reflect this reorganization in a manner similar to a pooling of interests.

The consolidated financial statements include the accounts of ClimaChem, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in the accompanying financial statements.

The Company has historically had significant transactions with LSB and its subsidiaries which are reflected in the accompanying consolidated financial statements on the basis established between the Company and LSB and its subsidiaries. See Notes 3, 7, 8 and 9.

2. ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 CLIMACHEM, INC.

2. ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventory is priced at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) basis, except for certain heat pump products with a value of $7,095,000 and $8,151,000 at December 31, 1998 and 1997, respectively, which are priced at the lower of cost or market, with cost being determined using the last-in, first-out (LIFO) basis. The difference between the LIFO basis and current cost was $1,062,000 and $1,223,000 at December 31, 1998 and 1997, respectively.

DEPRECIATION

For financial reporting purposes, depreciation is primarily computed using the straight-line method over the estimated useful lives of the assets.

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

The excess of purchase price over net assets acquired, which is included in other assets in the accompanying consolidated balance sheets, totaling $2,654,000 and $2,997,000, net of accumulated amortization, of $3,758,000 and $3,415,000 at December 31, 1998 and 1997, respectively, and is being amortized by the straight-line method over periods of 10 to 22 years. The carrying value of the excess of purchase price over net assets acquired is reviewed (using estimated future net cash flows, including expected proceeds from disposal) if the facts and circumstances indicate that it may be impaired. No impairment provisions were required in 1998, 1997 or 1996.

DEBT ISSUANCE COST

Debt issuance costs are amortized over the term of the associated debt instrument using the straight-line method. Such costs, which are included in other assets in the accompanying consolidated balance sheets, were $3,878,000 and $3,737,000 net of accumulated amortization of $525,000 and $103,000 as of December 31, 1998 and 1997, respectively.

INCOME TAXES

Taxable income of the Company is included in the consolidated federal income tax return of LSB. The provision for or benefit from income taxes is calculated as if the Company filed a separate federal income tax return. To the extent a state or other taxing jurisdiction requires or permits a consolidated, combined, or unitary tax return to be filed, and such return includes the Company, the principles expressed with respect to consolidated federal income tax allocation shall apply.

                                 CLIMACHEM, INC.

Deferred income taxes result from the Company having different bases for financial and income tax reporting principally from utilizing different lives for income taxes purposes than for financial reporting purposes.

RESEARCH AND DEVELOPMENT COSTS

Costs incurred in connection with product research and development are expensed as incurred. Such costs amounted to $377,000, $367,000 and $514,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

ADVERTISING COSTS

Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $1,152,000, $1,160,000 and $893,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

CAPITALIZED INTEREST

Interest costs of $1,113,000 and $2,405,000 related to the construction of a nitric acid plant were capitalized for the years ended December 31, 1997 and 1996, respectively (none in 1998), and are being amortized over the related plant's estimated useful life.

TRANSLATION OF FOREIGN CURRENCY

Assets and liabilities of foreign operations, where the functional currency is the local currency, are translated into U.S. dollars at the fiscal year end exchange rate. The related translation adjustments are recorded as cumulative translation adjustments, a separate component of stockholders' equity. Revenues and expenses are translated using average exchange rates prevailing during the year.

HEDGING

In 1997, the Company entered into interest rate forward contracts to effectively fix the interest rate on a long-term lease commitment to become effective in 1999 (not for trading purposes). The Company accounts for these contracts under the deferral method, whereby the net gain or loss upon settlement will serve to adjust the item being hedged, the minimum lease rentals, in periods commencing with the lease execution. If the necessary correlation (generally a correlation coefficient of between 80% and 125%) ceases, the differential between the market value and the carrying value will be recognized in operations as a gain or loss. Under the interest

                                 CLIMACHEM, INC.

rate forward agreement, the subsidiary of the Company is the fixed rate payor on notional amounts aggregating $50 million with a weighted average interest rate of 7.12%. The agreement requires a net settlement on maturity in 1999, of which an unrelated third party is contractually obligated for 50%. The Company is required to post margin in the form of bank letters of credit or treasury bills under this interest rate hedge agreement equal to the loss in market value of the contracts since inception. See Note 9 -- Commitments and Contingencies and Note 10 -- Fair Value of Financial Instruments.

In August 1998, the Company entered into a three month natural gas swap agreement at a price of $2.56 per MMBtu for the months of December 1998 through February 1999 to hedge the price volatility of ammonia (not for trading purposes). Under these swap agreements, the Company is the fixed-price payor. Monthly payments are made or received based on the differential between the fixed price and the specified index price of natural gas on the settlement date. Gains or losses resulting from the settlement of the swap transactions are recognized in cost of sales when the inventory is sold. At December 31, 1998, commodity contracts involving notional amounts of 590,000 MMBtu were outstanding and are not reflected in the accompanying consolidated balance sheet. These notional amounts do not represent amounts exchanged by the parties; rather, they are used as the basis to calculate the amounts due under the agreements.

CHANGES IN ACCOUNTING

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The provisions of SFAS 130 require the Company to classify items of other comprehensive income in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company has also made similar reclassifications for all prior periods for comparative purposes.

Effective January 1, 1998, the Company changed its method of accounting for the costs of computer software developed for internal use to capitalize costs incurred after the preliminary project stage as outlined in Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). These capitalized costs will be amortized over their estimated useful life. Prior to 1998, these costs were expensed as incurred. The effect of this change on net income for the year ended December 31, 1998 was not material.

                                 CLIMACHEM, INC.

2. ACCOUNTING POLICIES (CONTINUED)

Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information (NOTE 11).

RECENTLY ISSUED PRONOUNCEMENTS

In the second quarter of 1998, the Accounting Standards Executive Committee of the Securities and Exchange Commission released Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 requires that the costs of start-up activities, including organization costs, be expensed as incurred. As of December 31, 1998, the start-up costs capitalized on the balance sheet are immaterial. SOP 98-5 is effective for fiscal years ending after December 15, 1998 and, accordingly, will be adopted January 1, 1999.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this new Statement January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what all of the effects of SFAS 133 will be on the earnings and financial position of the Company; however, the Company expects that the interest rate forward contracts, discussed under Accounting Policies -- Hedging, will be accounted for as a cash flow hedge upon adoption of SFAS 133, with the effective portion of the hedge being classified in equity in accumulated other comprehensive income or loss. The amount included in accumulated other comprehensive income or loss will be amortized to operations over the initial term of the leveraged lease.

                                 CLIMACHEM, INC.

STATEMENTS OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash, overnight funds and interest bearing deposits with maturities when purchased by the Company of 90 days or less.

Supplemental cash flow information includes:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              1998           1997           1996
                                                                          -------------- -------------- --------------
                                                                                        (In Thousands)
Cash payments for interest and income taxes:
   Interest on long-term debt and other                                       $14,079         $9,864         $8,259
   Income taxes:
     Paid to state taxing authorities                                              65             86            263
     Paid to Parent                                                             1,908          1,013          3,500
Noncash financing and investing activities--
   Long-term debt issued for property, plant and equipment                        523          1,108          2,165

3. TRANSACTIONS WITH RELATED PARTIES

On November 21, 1997, the Company and LSB entered into a services agreement (the "Services Agreement") pursuant to which LSB will continue to provide to the Company various services, including financial and accounting, order entry, billing, credit, payable, insurance, legal, human resources, advertising and marketing, and related administrative and management services, that LSB has historically provided to the operations and businesses of the Company. The Company will pay to, or reimburse, LSB for the costs and expenses incurred by LSB in the performance of the Services Agreement.

Under the terms of the Services Agreement, the Company will pay to, or reimburse, LSB for the value of the office facilities of LSB, including LSB's principal offices and financial accounting offices utilized in the performance of the Services Agreement. LSB will determine the proportionate usage of such facilities by LSB and the Company, and the Company will pay to, or reimburse, LSB for its proportionate share of such usage.

Charges for such services aggregate $2,265,000, $1,950,000 and $1,800,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Management of the Company believes these charges from LSB reasonably approximate additional general and administrative costs which would have been incurred if the Company had been an independent entity during such periods.

                                 CLIMACHEM, INC.

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

The Company also leases the facilities of one of its Climate Control manufacturing subsidiaries from an affiliate under an operating lease. See
Note 9 -- Commitments and Contingencies, Operating Leases. Rental expense associated with the lease was $475,000, $475,000 and $447,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

On November 21, 1997, LSB and the Company entered into a management agreement (the "Management Agreement"), which provides that in future periods LSB will provide to the Company, managerial oversight and guidance concerning the broad policies, strategic decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB. Under the Management Agreement, the Company is to pay LSB a fee for such services which will not exceed $1.8 million annually. The fee will be paid quarterly based upon the excess of actual earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the quarter minus $6,500,000, not to exceed $450,000. If at the end of the calendar year, EBITDA is less than $26 million, management fees paid to LSB during the year shall be refunded to the Company for the first three quarters of the year, not to exceed $1,350,000. The maximum management fee amount to be paid to LSB by the Company is adjusted annually commensurate with the percentage change, if any, in the Consumer Price Index during the preceding calendar year. The Company has a receivable of $1,350,000 at December 31, 1998 (none at December 31, 1997) for refunds of amounts paid in 1998 under the management agreement.

On November 21, 1997, the Company and LSB entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for (i) the allocation of payments of taxes for periods during which the Company and its subsidiaries and LSB are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for

                                 CLIMACHEM, INC.

3. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. For tax periods beginning after December 1996 and ending ten years thereafter, so long as the Company is included in LSB's consolidated federal income tax returns or state consolidated combined or unitary tax returns, the Company will be required to pay to LSB an amount equal to the Company's consolidated federal and state income tax liability calculated as if the Company and its subsidiaries were a separate consolidated tax group and not part of LSB's consolidated tax group. Such amount is payable in estimated quarterly installments. If the sum of the estimated quarterly installments is (a) greater than the tax liability of the Company, on a consolidated basis, as determined by LSB, under the Tax Sharing Agreement, then LSB will refund the amount of the excess to the Company, or (b) less than the Company's tax liability, on a consolidated basis, as determined by LSB, under the Tax Sharing Agreement, then the Company will pay to LSB the amount of the deficiency. For the years ended December 31, 1998 and 1997, respectively, the Company paid to LSB $1.9 million and $1.0 million under the Tax Sharing Agreement, approximately $2.1 million of which represents an income tax receivable at December 31, 1998 and 1997 for amounts paid during the year based on quarterly estimates in excess of actual amounts due based on annual calculations (which include fourth quarter losses).

Under the terms of an Indenture between the Company, the guarantors and the trustee relating to the Notes (as defined in Note 6), the Company is permitted to distribute or pay in the form of dividends and other distributions to LSB in connection with the Company's outstanding equity securities or loans, (a) advances or investments to any person (including
LSB), up to 50% of the Company's consolidated net income for the period (taken as one accounting period), commencing on the first day of the first full fiscal quarter commencing after the Issue Date of the Notes to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by the Company from the sale of its capital stock. This limitation will not prohibit (i) payment to LSB under the Services Agreement, Management Agreement and the Tax Sharing Agreement, or (ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration. Based on the terms stated above, the Company declared and paid to LSB a dividend, in the fourth quarter of 1998, in the amount of $406,000 representing 50% of the Company's consolidated net income for the nine months ended September 30, 1998 (none in 1997).

                                 CLIMACHEM, INC.

The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At December 31, 1998 and 1997, the Company had loans and advances due from LSB of approximately $13.1 million and $13.4 million, respectively, $10.0 million of which was loaned to LSB from the proceeds of the sale of the Notes, as defined (Note 6 -- Long-Term Debt), and bears interest at 10-3/4%, maturing November 2007 with the remainder of the receivable from LSB and affiliates relating to cash advances from the Company to LSB and affiliates prior to the sale of the Notes, as defined, from borrowings on the Company's credit facilities. These loans are due November 2007 and bear interest at 7% per annum. At December 31, 1998 and 1997, the Company had $1.4 million and $2.2 million, respectively, due from LSB and affiliates included in current assets related to operations under the Services Agreement or refunds under the management agreement, which is non-interest bearing. The amount outstanding at December 31, 1997 was received by the Company in March 1998. Prior to 1997, the Company had net amounts due to LSB and subsidiaries and, accordingly, incurred interest expense on such borrowings aggregating approximately $338,000 for the year ended December 31, 1996. The Company earned interest income on net loans and advances due from LSB and affiliates aggregating approximately $1,316,000 and $357,000 for the years ended December 31, 1998 and 1997, respectively.

LSB and its subsidiaries (other than the Company and its subsidiaries), the "LSB Non-ClimaChem Entities," are dependent upon their separate cash flows and the restricted funds which can be distributed by the Company under the above mentioned agreements. As of December 31, 1998, the LSB Non-ClimaChem Entities had working capital of $13.7 million (including $26.5 million of inventories and $13.9 million of accounts receivable), stockholders' equity of $11.3 million (exclusive of their equity in the Company and its subsidiaries) and long-term debt of $31.7 million (including that owed to the Company), $3.5 million of which is due within one year. For the year ended December 31, 1998, the LSB Non-ClimaChem Entities had net income of $.6 million, including a gain on the sale of an office tower of $13.0 million, and used cash in operating activities approximating $8.1 million. LSB is focusing its efforts and resources on its core businesses, which represent that of the Company, and is evaluating the spin-off of its automotive business and the most appropriate means of realizing its investments in certain other non-core assets. LSB is also realigning its overhead to better match its focus on the Chemical and Climate Control Businesses of the Company. Based on these plans, management of LSB believes the LSB Non-ClimaChem Entities will have sufficient operating capital to meet its obligations as they come due, including those to the Company. If LSB management is not successful in executing this plan, including realignment of overhead to reduce its operating costs or realizing certain excess and non-core assets, it is reasonably possible that this evaluation could change in the near term.

                                 CLIMACHEM, INC.

4. INVENTORIES

Inventories consist of:

                                                     FINISHED
                                                  (OR PURCHASED)       WORK-IN-           RAW
                                                      GOODS             PROCESS        MATERIALS          TOTAL
                                               ----------------------------------------------------------------------
                                                                          (In Thousands)
December 31, 1998:
   Climate Control products                          $  3,233            $2,442         $  6,673          $12,348
   Chemical products                                   10,890             3,848           10,281           25,019
                                               ----------------------------------------------------------------------
Total                                                 $14,123            $6,290          $16,954          $37,367
                                               ======================================================================

December 31, 1997:
   Climate Control products                          $  2,920            $3,246         $  6,748          $12,914
   Chemical products                                   10,269             4,557           11,020           25,846
                                               ----------------------------------------------------------------------
Total                                                 $13,189            $7,803          $17,768          $38,760
                                               ======================================================================

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of:

                                                                                             DECEMBER 31,
                                                                                         1998             1997
                                                                                   ----------------- ----------------
                                                                                            (In Thousands)
        Land and improvements                                                         $    1,340        $    1,340
        Buildings and improvements                                                         8,037             7,584
        Machinery, equipment and automotive                                              130,951           124,919
        Furniture and fixtures                                                             3,277             2,593
                                                                                   ----------------- ----------------
                                                                                         143,605           136,436
        Less accumulated depreciation                                                     61,216            52,107
                                                                                   ----------------- ----------------
                                                                                       $  82,389         $  84,329
                                                                                   ================= ================

                                 CLIMACHEM, INC.

6. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                              DECEMBER 31,
                                                                                          1998             1997
                                                                                    ----------------- ----------------
                                                                                             (In Thousands)
Secured revolving credit facility with interest at a base rate plus a specified
   percentage (8.18% aggregate rate at December 31, 1998) (A)                            $ 11,793          $  6,136
Secured revolving credit facility (weighted average interest rate of 7.1% at
   December 31, 1998) (B)                                                                   5,009             4,592
10 3/4% Senior Notes due 2007 (C)                                                         105,000           105,000
Secured loan (D)                                                                            9,570            11,806
Other, with interest at rates of 8.3% to 10.90%, most of which is secured by
   machinery and equipment                                                                  6,559             8,650
                                                                                    ----------------- ----------------
                                                                                          137,931           136,184
Less current portion of long-term debt                                                     10,460             9,838
                                                                                    ----------------- ----------------
Long-term debt due after one year                                                        $127,471          $126,346
                                                                                    ================= ================

(A) In December 1994, LSB and certain of its subsidiaries (the "Borrowing Group ") and a bank entered into a series of asset-based revolving credit facilities which provided for an initial term of three years. In November 1997, the Company amended the agreement to provide for a $65 million revolving credit facility (the "Revolving Credit Facility ") with four separate loan agreements (the "Credit Facility Agreements "), one for the subsidiaries of the Company and three for LSB and its subsidiaries which are not subsidiaries of the Company. Under the Revolving Credit Facility, LSB and certain subsidiaries of LSB that are not subsidiaries of the Company have a right to borrow on a revolving basis, up to $24 million ($14.5 million outstanding at December 31, 1998). Any amounts borrowed by LSB and its subsidiaries that are not subsidiaries of the Company will reduce the amount that the subsidiaries of the Company may borrow at any one time under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear an annual rate of interest at a floating rate based on the lender's prime rate plus .5% per annum or, at the Company's option, on the lender's LIBOR rate plus

                                 CLIMACHEM, INC.

         2.875% per annum (which rates are subject to increase or reduction based upon specified availability and adjusted tangible net worth levels). The Revolving Credit Facility will terminate on December 31, 2000, subject to automatic renewal for terms of 13 months each, unless terminated by either party. The Credit Facility Agreement also requires the payment of an annual facility fee equal to 0.5% of the unused Revolving Credit Facility. The Company may terminate the Revolving Credit Facility prior to maturity; however, should the Company do so, it would be required to pay a termination fee of $500,000.

         Each of the Credit Facility Agreements specify a number of events of default and require the Company to maintain certain financial ratios (including adjusted tangible net worth and debt ratios), limits the amount of capital expenditures, and contains other covenants which restrict, among other things, (i) the incurrence of additional debt;
         (ii) the payment of dividends and other distributions; (iii) the making of certain investments; (iv) certain mergers, acquisitions and dispositions; (v) the issuance of secured guarantees; and (vi) the granting of certain liens.

         Events of default under the Revolving Credit Facility include, among other things, (i) the failure to make payments of principal, interest, and fees, when due; (ii) the failure to perform covenants contained therein; (iii) the occurrence of a change in control of LSB if any party is or becomes the beneficial owner of more than 50% of the total voting securities of LSB, except for Jack E. Golsen or members of his immediate family; (iv) default under any material agreement or instrument (other than an agreement or instrument evidencing the lending of money) which would have a material adverse effect on the Company and its subsidiaries which are borrowers under the Revolving Credit Facility, taken as a whole, and which is not cured within the grace period; (v) a default under any other agreement relating to borrowed money exceeding certain limits; and (vi) customary bankruptcy or insolvency defaults. In November 1998, the Company and LSB and its subsidiaries, not affiliated with the Company (the "borrowers") amended the financial covenants of the Revolving Credit Facility (the "Amended Covenants"). The Amended Covenants provide for elimination of financial covenants upon the sale, disposal or spin-off of LSB's Automotive subsidiaries, which are not subsidiaries of the Company, so long as the remaining borrowing group maintains a minimum aggregate availability under the Revolving Credit Facility of $15 million.

                                 CLIMACHEM, INC.

         At December 31, 1998, the Company and LSB and its subsidiaries which are not subsidiaries of the Company were not in compliance with certain of the financial covenants of the Revolving Credit Facility. In April 1999, the Company obtained a waiver of the noncompliance and an amendment to reset the financial covenants through maturity.

         The Revolving Credit Facility is secured by the accounts receivable, inventory, proprietary rights, general intangibles, books and records, and proceeds thereof of the Company.

(B) At December 31, 1998, the Company's wholly-owned Australian subsidiary, TES, had an AUS $10.5 million (U.S. $6.5 million) revolving credit facility with a bank (the "Amended TES Revolver") which is renewed by the bank on an annual basis. The Amended TES Revolver provides for borrowings based on specified percentages of qualified eligible assets. The interest rate on the Amended TES Revolver is dependent upon the borrowing option elected by TES. Borrowings under an overdraft option, as defined, generally bear interest at the bank's base lending rate (which approximates the U.S. prime rate) plus .5% per annum. Borrowings under the commercial bill option generally bear interest at the bank's yield rate, as defined, plus 1.5% per annum.

         The Amended TES Revolver contains certain financial covenants with which the subsidiary must comply. At December 31, 1998, the Company was in technical noncompliance with certain financial covenants contained in the Amended TES Revolver; however, the bank has confirmed that it will not act on any default so long as, in its opinion, such default will not impact the ability of TES or LSB to continue operations or service and repay its borrowings outstanding under the Amended TES Revolver. At December 31, 1998 and 1997, all borrowings outstanding under the TES Revolver have been classified as due within one year in the consolidated balance sheets.

         The Amended TES Revolver is secured by substantially all of the assets of TES, plus an unlimited guarantee and indemnity from LSB and certain subsidiaries.

                                 CLIMACHEM, INC.

(C) On November 26, 1997, the Company completed the sale of $105 million principal amount of 10 3/4% Senior Notes due 2007 (the "Notes"). The proceeds of the Notes were used to (a) fully repay the principal and prepayment fees of a $50 million John Hancock Mutual Life Insurance Company financing arrangement described below, (b) reduce amounts outstanding under various revolving credit facilities with respect to the Chemical Business and the Climate Control Business; and (c) fund a loan to LSB, the Company's parent, of $10 million. The Notes bear interest at an annual rate of 10 3/4% payable semiannually in arrears on June 1 and December 1 of each year. The Notes are senior unsecured obligations of the Company and rank PARI PASSU in right of payment to all existing senior unsecured indebtedness of the Company. The Notes are effectively subordinated to all existing and future senior secured indebtedness of the Company and its subsidiaries.

         The Notes were issued pursuant to an Indenture, which contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to: (i) incur additional indebtedness; (ii) incur certain liens; (iii) engage in certain transactions with affiliates;
         (iv) make certain restricted payments; (v) agree to payment restrictions affecting subsidiaries; (vi) engage in unrelated lines of business; or (vii) engage in mergers, consolidations or the transfer of all or substantially all of the assets of the Company to another person. In addition, in the event of certain asset sales, the Company will be required to use the proceeds to reinvest in the Company's business, to repay certain debt or to offer to purchase Notes at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon, plus liquidated damages, if any, to the date of purchase.

         Except as described below, the Notes are not redeemable at the Company's option prior to December 1, 2002. After December 1, 2002, the Notes will be subject to redemption at the option of the Company, in whole or in part, at the redemption prices set forth in the indenture, plus accrued and unpaid interest thereon, plus liquidated damages, if any, to the applicable redemption date. In addition, until December 1, 2000, up to $35 million in aggregate principal amount of Notes are redeemable, at the option of the Company, at a price of 110.75% of the principal amount of the Notes, together with accrued and unpaid interest, if any, thereon, plus liquidated damages, if any, to the date of the redemption, with the net cash proceeds of a public equity offering; provided, however, that at least $65 million in aggregate principal amount of the Notes remain outstanding following such redemption.

                                 CLIMACHEM, INC.

         In the event of a Change of Control of LSB or the Company, holders of the Notes will have the right to require the Company to repurchase the Notes, in whole or in part, at a redemption price of 101% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon, plus liquidated damages, if any, to the date of repurchase.

         The Company is a holding company with no assets (other than the notes and accounts receivable from LSB, specified in the accompanying consolidated balance sheets, and the Notes origination fees which have a net book value of $3.7 million as of December 31, 1998) or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly. ClimaChem's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of the Company, except for El Dorado Nitrogen Company ("EDNC"). The assets, equity, and earnings of EDNC are inconsequential for all periods presented and management of the Company does not believe separate financial information of the guaranteeing subsidiaries is material to the understanding of investors of the Notes.

         In February 1997, certain subsidiaries of the Company's Chemical Business entered into a $50 million financing arrangement with John Hancock. The financing arrangement consisted of $25 million of fixed rate notes and $25 million of floating rate notes. In connection with the issuance of the Notes, a subsidiary of the Company retired the outstanding principal associated with the John Hancock financing arrangement and incurred a prepayment fee. The prepayment fee paid and loan origination costs expensed in 1997 related to the John Hancock financing arrangement aggregated $4,619,000 ($2,869,000 net of income tax benefit of $1,750,000).

(D) This agreement, as amended, between a subsidiary of the Company and an institutional lender provides for a loan, the proceeds of which were used in the construction of a nitric acid plant, in the aggregate amount of $16.5 million requiring 84 equal monthly payments of principal plus interest, with interest at a fixed rate of 8.86% through maturity in 2002. This agreement is secured by the plant, equipment and machinery, and proprietary rights associated with the plant which has an approximate carrying value of $28.7 million at December 31, 1998.

                                 CLIMACHEM, INC.

         This agreement, as amended, contains covenants (i) requiring maintenance of an escalating tangible net worth, (ii) restricting distributions and dividends from a subsidiary of the Company to the Company to 50% of the subsidiary's annual net income, as defined, (iii) restricting a change of control of the Company and (iv) requiring maintenance of a debt to tangible net worth ratio. In November 1998, the subsidiary of the Company received a waiver for noncompliance of the tangible net worth and debt to tangible net worth ratio through the period ended September 30, 1999. In April 1999, the subsidiary of the Company obtained a waiver of the covenants through June 2000.

Maturities of long-term debt for each of the five years after December 31, 1998 are as follows: (in thousands) 1999--$10,460; 2000--$15,764;
2001--$3,889; 2002--$2,377; 2003--$274 and thereafter--$105,167.

7. INCOME TAXES

The provision for income taxes consists of:

                                                                               YEAR ENDED DECEMBER 31,
                                                                       1998             1997              1996
                                                                 ----------------- ---------------- -----------------
                                                                                   (In Thousands)
        Current:
           Federal                                                     $  35            $1,027           $2,456
           State                                                           6               193              458
                                                                 ----------------- ---------------- -----------------
                                                                          41             1,220            2,914

        Deferred:
           Federal                                                       299               178             (222)
           State                                                          52                31              (24)
                                                                 ----------------- ---------------- -----------------
                                                                         351               209             (246)
                                                                 ----------------- ---------------- -----------------
         Provision for income taxes                                     $392            $1,429           $2,668
                                                                 ================= ================ =================

                                 CLIMACHEM, INC.

7. INCOME TAXES (CONTINUED)

The approximate tax effects of each type of temporary difference and carryforward that are used in computing deferred tax assets and liabilities and the valuation allowance related to deferred tax assets at December 31, 1998 and 1997 are as follows:

                                                                                              DECEMBER 31,
                                                                                          1998             1997
                                                                                    ----------------- ----------------
                                                                                             (In Thousands)
DEFERRED TAX LIABILITIES
Accelerated depreciation used for tax purposes                                           $10,174          $  9,117
Inventory basis difference resulting from a business combination                           2,133             2,139
Other                                                                                         69               119
                                                                                    ----------------- ----------------
Total deferred tax liabilities                                                            12,376            11,375

DEFERRED TAX ASSETS
Allowances for doubtful accounts and other asset impairments not deductible for
   tax purposes                                                                            2,530             1,735
Capitalization of certain costs as inventory for tax purposes                              1,604             1,746
Other                                                                                          -                 3
                                                                                    ----------------- ----------------
Total deferred tax assets                                                                  4,134             3,484
   Valuation allowance                                                                         -                 -
                                                                                    ----------------- ----------------
Total deferred tax assets                                                                  4,134             3,484
                                                                                    ----------------- ----------------
Net deferred tax liabilities                                                            $  8,242          $  7,891
                                                                                    ================= ================

                                 CLIMACHEM, INC.

The provision for income taxes differs from the amount computed by applying the federal statutory rate to "Income (loss) before provision for income taxes and extraordinary charge" due to the following:

                                                                                YEAR ENDED DECEMBER 31,
                                                                        1998              1997             1996
                                                                   ---------------- ----------------- ----------------
                                                                                     (In Thousands)
Provision (benefit) for income taxes at federal
 statutory rate                                                       $  (762)         $   814            $2,947
State income taxes, net of federal benefit                                 38              146               282
Amortization of excess of purchase price over net assets
 acquired                                                                 120              120               120
Foreign subsidiary loss (income)                                        1,016              270              (597)
Other                                                                     (20)              79               (84)
                                                                   ---------------- ----------------- ----------------
Provision for income taxes                                            $   392           $1,429            $2,668
                                                                   ================ ================= ================

At December 31, 1998 and 1997, the Company had an income tax receivable of approximately $2.1 million, including $1.75 million associated with the extraordinary charge discussed in Note 6 -- Long-term Debt. The receivable will be recovered through offset against future tax liabilities of the Company under its tax sharing agreement with LSB.

8. STOCKHOLDERS' EQUITY

STOCK OPTIONS

Certain employees of the Company, including members of management of LSB devoting time to the Company, participate in the incentive stock option plans of LSB (the "Stock Option Plans"). As a result thereof, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for such employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the employee stock options equals the market price of the underlying LSB stock on the date of grant, no compensation expense is recognized.

                                 CLIMACHEM, INC.

8. STOCKHOLDERS' EQUITY (CONTINUED)

Pro forma information regarding net income is required by Statement 123, which also requires that the information be determined as if the Company has accounted for such employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated by LSB at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998 and 1996, respectively (none granted in 1997): risk-free interest rates of 5.75% and 6.0%; a dividend yield of .5% and 1.38%; a volatility factor of the expected market price of LSB's common stock of .57 and .41; and a weighted average expected life of the option of 8 and 6.2 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of such employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the qualified options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                             YEAR ENDED DECEMBER 31,
                                                                     1998             1997              1996
                                                              ------------------------------------------------------
                                                                                 (In Thousands)
         Pro forma net income (loss)                               $(3,208)           $(2,381)          $5,645

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect was not fully reflected until 1998.

QUALIFIED STOCK OPTION PLAN

At December 31, 1998, there are 462,550 options outstanding under the Qualified Stock Option Plans related to employees of the Company and members of LSB management devoting time to the Company. These options become exercisable 20% after one year from date of grant, 40% after two years, 70% after three years, 100% after four years and lapse at the end of ten years. The exercise price of options to be granted under this plan is equal to the fair market value of LSB's common stock at the date of grant.

                                 CLIMACHEM, INC.

On April 22, 1998, the Company terminated 85,000 qualified stock options (the "terminated options"), previously granted and replaced the terminated options with newly granted options (the "replacement options"). The replacement options were granted at the fair market value of the Company's stock on April 22, 1998, have a life and vesting schedule based on the terminated options.

Activity in the Qualified Stock Option Plans related to Company employees and members of LSB management devoting time to the Company during each of the three years in the period ended December 31, 1998 is as follows:

                                               1998                     1997                      1996
                                    --------------------------  ------------------------ ---------------------------
                                                    WEIGHTED                  WEIGHTED                   WEIGHTED
                                                     AVERAGE                   AVERAGE                   AVERAGE
                                                    EXERCISE                  EXERCISE                EXERCISE PRICE
                                        SHARES        PRICE       SHARES        PRICE       SHARES
                                    ---------------------------------------------------------------------------------
Outstanding at beginning of year        519,550         $4.39      549,050        $4.32      267,050      $3.86
Granted                                  85,000          4.19            -            -      332,000       4.44
Exercised                               (55,000)         1.13      (29,500)        3.01      (30,000)      2.46
Canceled, forfeited or expired          (87,000)         6.15            -            -      (20,000)      2.64
                                     -------------                ----------                ----------
Outstanding at end of year              462,550          4.39      519,550         4.39      549,050       4.32
                                     =============                ==========                ===========
Exercisable at end of year              248,750         $4.43      170,450        $3.96      149,450      $3.22
                                     =============                ==========                ===========
Weighted average fair value of
   options granted during year                          $2.22                       $ -                   $1.91

Outstanding options to acquire 440,550 shares of stock at December 31, 1998 had exercise prices ranging from $1.38 to $4.88 per share (231,550 of which are exercisable at a weighted average price of $4.12 per share) and had a weighted average exercise price of $4.25 and remaining contractual life of
5.1 years. The balance of options outstanding at December 31, 1998 had exercise prices ranging from $5.36 to $9.00 per share (17,200 of which are exercisable at a weighted average price of $8.36 per share) and a weighted average exercise price of $7.68 and remaining contractual life of 3.6 years.

                                 CLIMACHEM, INC.

NON-QUALIFIED STOCK OPTIONS PLANS

Certain outside directors, the President and certain key employees of the Company participate in LSB's Non-qualified Stock Option Plan. The exercise prices of the options are based on the market value of LSB's common stock at the date of grant. These options have vesting terms and lives specific to each grant but generally vest over 48 months and expire five or ten years from the grant date (except for the 1998 grants discussed below).

In 1998, the LSB Board of Directors granted employees of the Company 175,000 stock options, at the price equivalent to LSB's stock price at the date of grant. Options to two key employees for 100,000 shares have a nine-year vesting schedule while the remaining 75,000 vest over 48 months. These options expire ten years from the date of grant. During 1998, the Company granted 52,500 options (none in 1997 or 1996), respectively, under LSB's Outside Director Plan. The granted options vested over six months and expire ten years from the date of grant. In 1997, the LSB Board of Directors granted employees of the Company 50,000 options that vest over 60 months and expire ten years from the date of grant.

Activity in the Non-qualified Stock Option Plans related to Company employees and members of LSB management or directors devoting time to the Company during each of the three years in the period ended December 31, 1998 is as follows:

                                               1998                     1997                      1996
                                      ------------------------  ----------------------- ----------------------------
                                                    WEIGHTED                  WEIGHTED                   WEIGHTED
                                                     AVERAGE                   AVERAGE                   AVERAGE
                                                    EXERCISE                  EXERCISE                EXERCISE PRICE
                                        SHARES        PRICE       SHARES        PRICE       SHARES
                                      ------------------------------------------------------------------------------
Outstanding at beginning of year        116,250        $3.03       66,250        $2.15       66,250        $2.15
Granted                                 227,500         4.19       50,000         4.19            -
                                      ----------                 ---------                  --------
Outstanding at end of year              343,750         3.80      116,250         3.03       66,250         2.15
                                      ==========                 =========                  ========
Exercisable at end of year              118,750        $3.05       49,750        $2.00       41,500        $1.87
                                      ==========                 =========                  ========
Weighted average fair value of
   options granted during year                         $2.61                    $2.00                    $     -

                                 CLIMACHEM, INC.

Outstanding options to acquire 66,250 shares of stock at December 31, 1998 had exercise prices ranging from $1.38 to $2.63 per share all of which are exercisable at a weighted average exercise price of $2.15 and have a remaining contractual life of 3.9 years. The balance of options outstanding at December 31, 1998 had exercise prices ranging from $4.13 to $4.25 per share (52,500 of which are exercisable at a weighted average price of $4.19 per share) and a weighted average exercise price of $4.18 and remaining contractual life of 9.2 years.

9. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases certain property, plant and equipment under operating lease agreements from related parties (NOTE 3) and others. The Company also leases certain precious metals under operating lease agreements from an unrelated third party. Future annual minimum payments on operating leases with initial or remaining terms of one year or more at December 31, 1998 are as follows:

                                                 RELATED PARTIES          OTHERS
                                             ----------------------------------------
                                                             (In Thousands)
                 1999                             $   650            $  2,506
                 2000                                 650               2,190
                 2001                                 650               1,957
                 2002                                 492               1,740
                 2003                                 175               1,140
                 After 2003                             -               4,774
                                             ----------------------------------------
                                                   $2,617             $14,307
                                             ========================================

Rent expense under all operating lease agreements, including month-to-month leases, was $3,903,000 in 1998, $4,104,000 in 1997 and $4,265,000 in 1996.
Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts.

                                 CLIMACHEM, INC.

In June 1997, two wholly owned subsidiaries of the Company, El Dorado Chemical Company ("EDC"), and El Dorado Nitrogen Company ("EDNC"), entered into a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC will act as an agent to construct, and upon completion of construction, will operate a nitric acid plant (the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. EDC has guaranteed the performance of EDNC's obligations under the Bayer Agreement. Under the terms of the Bayer Agreement, EDNC is to lease the EDNC Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years from the date on which the EDNC Baytown Plant becomes fully operational. Upon expiration of the initial ten-year term from the date the EDNC Baytown Plant becomes operational, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal. It is anticipated that construction cost of the EDNC Baytown Plant will approximate $69 million and will be completed in the second quarter of 1999. Construction financing of the EDNC Baytown Plant is to be provided by an unaffiliated lender. Neither the Company nor EDC has guaranteed any of the lending obligations for the EDNC Baytown Plant.

In January 1999, the contractor constructing the EDNC Baytown Plant under a turnkey agreement, informed the Company that it could not complete construction alleging a lack of financial resources. The parties to this agreement have demanded the contractor's bonding company to provide funds necessary for subcontractors to complete construction. The Company believes that a substantial portion of the costs to complete the EDNC Baytown Plant, which were to be funded by the construction contractor, will ultimately be funded by proceeds from the bonding company; however, the cost to the Company through its leveraged lease is expected to be impacted by these events. As a result of the delay in completion of the EDNC Baytown Plant, the Company's subsidiaries, EDNC and EDC, have entered into an interim supply agreement with Bayer to provide product from the manufacturing facility in El Dorado, Arkansas. Performance by the Company under this supply agreement will cause the Company to realign its production mix at its El Dorado manufacturing facility. While there are no assurances, the realignment of production mix is not presently anticipated to adversely impact the Company's existing chemical business or the results of operations related thereto.

                                 CLIMACHEM, INC.

In connection with the EDNC Baytown Plant, EDNC had entered into a long-term production and supply agreement with Bayer. This agreement provided for a commencement date of February 1, 1999. As mentioned above, EDNC is to provide product under an interim supply agreement until the EDNC Baytown Plant becomes operational; however, EDNC will be responsible to Bayer for certain lost operating profits during this time period as reasonably agreed-upon by the parties. The possible loss, if any, associated with these agreements and contract provisions is not presently determinable; however, it may be material.

PURCHASE COMMITMENTS

The Company purchases substantial quantities of anhydrous ammonia for use in manufacturing its products. The Company has contracts with three suppliers of ammonia. One contract requires the Company to purchase not less than 24,000 tons nor more than 72,000 tons of anhydrous ammonia during the contract term which expires on June 30, 2000. A second contract requires the Company to purchase not less than 5,000 tons of anhydrous ammonia each contract month and is for a term expiring in December 2000. The third contract requires the Company to take or pay for an average of 10,000 tons of anhydrous ammonia per month and expires April 2000. These contracts are at floating prices. Purchases of anhydrous ammonia under two contracts with similar terms aggregated $31.9 million in 1998 ($40.1 million and $30.4 million in 1997 and 1996, respectively, under similar arrangements). At December 31, 1998, the Company was required to make a deficiency payment of $1.3 million for quantities not taken as deliveries in 1998. The Company is allowed two years to take delivery of product. The Company believes that their demand for ammonia will exceed current purchase requirements and thus the Company will take delivery of the 1998 deficiency prior to expiration of the recovery period. The pricing volatility of such raw material directly affects the operating profitability of the Company. The Company also enters into agreements with suppliers of raw materials which require the Company to provide finished goods in exchange therefore. The Company did not have a significant commitment to provide finished goods with its suppliers under these exchange agreements at December 31, 1998. At December 31, 1998, the Company has a standby letter of credit outstanding related to its Chemical Business of $3.5 million.

The Company leases certain precious metals for use in the manufacturing process. The agreement at December 31, 1998 requires rentals generally based on 7.5% of the leased metals' market values from January 1999 through July 1999, contract expiration.

                                 CLIMACHEM, INC.

In July 1995, the Company entered into a product supply agreement with a third party whereby the Company is required to make minimum monthly facility fee and other payments which aggregate $71,965. In return for this payment, the Company is entitled to certain quantities of compressed oxygen produced by the third party. Except in circumstances as defined by the agreement, the monthly payment is payable regardless of the quantity of compressed oxygen used by the Company. The term of this agreement, which has been included in the above minimum operating lease commitments, is for a term of 15 years; however, after the agreement has been in effect for 60 months, the Company can terminate the agreement without cause at a cost of approximately $4.5 million. Based on the Company's estimate of compressed oxygen demands of the plant, the cost of the oxygen under this agreement is expected to be favorable compared to floating market prices. Purchases under this agreement aggregated $938,000, $938,000 and $913,000 in 1998, 1997 and 1996,
respectively.

LEGAL MATTERS

Following is a summary of certain legal actions involving the Company:

A. On February 12, 1996, the Chemical Business entered into a Consent Administrative Agreement ("Administrative Agreement") with the state of Arkansas to resolve certain compliance issues associated with its nitric acid concentrators. Pursuant to the Administrative Agreement, the Chemical Business installed additional pollution control equipment to address the compliance issues. The Company was assessed $50,000 in civil penalties associated with the Administrative Agreement. In the summer of 1996 and then on January 28, 1997, the Company executed amendments to the Administrative Agreement ("Amended Agreements").
         The Amended Agreements imposed a $150,000 civil penalty, which penalty has been paid. Since the 1997 amendment, the Chemical Business has been assessed stipulated penalties of approximately $67,000 by the Arkansas Department of Pollution Control and Ecology ("ADPC&E") for violations of certain provisions of the 1997 Amendment. The Chemical Business believes that the El Dorado Plant has made progress in controlling certain off-site emissions; however, such off-site emissions have occurred and may continue from time to time, which could result in the assessment of additional penalties against the Chemical Business by the ADPC&E for violation of the 1997 Amendment.

         During May 1997, approximately 2,300 gallons of caustic material spilled when a valve in a storage vessel failed, which was released to a stormwater drain, and according to ADPC&E records, resulted in a minor fish kill in a drainage ditch near the El Dorado Plant. In 1998, the ADPC&E issued a Consent Administrative Order ("1998 CAO") to

                                 CLIMACHEM, INC.

         resolve the event. The 1998 CAO includes a civil penalty in the amount of $183,700 which includes $125,000 to be paid over five years in the form of environmental improvements at the El Dorado Plant. The remaining $58,700 has been paid prior to December 31, 1998. The 1998 CAO also requires the Chemical Business to undertake a facility-wide wastewater evaluation and pollutant source control program and wastewater minimization program. The program requires that the subsidiary complete rainwater drain-off studies including engineering design plans for additional water treatment components to be submitted to the ADCP&E by August 2000. The construction of the additional water treatment components shall be completed by August 2001 and the El Dorado plant has been mandated to be in compliance with final effluent limits on or before February 2002. The wastewater program is currently expected to require future capital expenditures of approximately $4.6 million.

B. In 1996, three lawsuits were filed against the Company's Chemical Business by certain groups of residents of El Dorado, Arkansas, asserting a citizens' suit and two toxic tort lawsuits against the Chemical Business. The citizens' suit alleged violations of the Clean Air Act, the Clean Water Act, the Chemical Business' air and water permits and certain other environmental laws, rules and regulations. The toxic tort lawsuits alleged that the plaintiffs suffered certain injuries and damages as a result of alleged releases of toxic substances from the Chemical Business' El Dorado, Arkansas manufacturing facility.

         The Company and the Chemical Business maintain an Environmental Impairment Insurance Policy ("EIL Insurance") that provides coverage through June 30, 2001 to the Company and the Chemical Business for certain discharges, dispersals, releases, or escapes of certain contaminants and pollutants into or upon land, the atmosphere or any water course or body of water from the Site, which has caused bodily injury, property damage or contamination to others or to other property not on the Site. The EIL Insurance provides limits of liability for each loss up to $20.0 million, except $5.0 million for all remediation expenses, with the maximum limit of liability for all claims under the EIL Insurance not to exceed $20.0 million for each loss or remediation expense and $40.0 million for all losses and remediation expenses. The EIL Insurance also provides a retention of the first $500,000 per loss or remediation expense that is to be paid by the Company. Previous to 1998, the Company's Chemical Business incurred and expensed $500,000 in legal, expert and other costs in connection with the toxic tort and citizen lawsuits described above.

                                 CLIMACHEM, INC.

         During 1998, the Company's Chemical Business settled all claims asserted in the citizens' and toxic tort lawsuits. The settlements required cash payments to the plaintiffs. Substantially all of such payments were funded directly by the Company's EIL Insurance carrier.

         The amount of the settlements of the toxic tort cases as discussed above paid by the EIL Insurance and the amount paid under the EIL Insurance for legal and other expenses relating to the defense of the toxic tort cases and the citizen suit case reduce the coverage amount available under the policy then in effect.

C. A civil cause of action has been filed against the Company's Chemical Business and five (5) other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. The plaintiffs are suing for an unspecified amount of damages, which, pursuant to statute, plaintiffs are requesting be trebled, together with costs. Based on the information presently available to the Company, the Company does not believe that the Chemical Business conspired with any party, including but not limited to, the five (5) other defendants, to fix prices in connection with the sale of commercial explosives. This litigation has been consolidated, for discovery purposes only, with several other actions in a multi-district litigation proceeding in Utah. Discovery in this litigation is in process. The Chemical Business intends to vigorously defend itself in this matter.

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

                                 CLIMACHEM, INC.

         During the third quarter of 1997, a subsidiary of the Company was served with a lawsuit in which approximately 27 plaintiffs have sued approximately 13 defendants, including a subsidiary of the Company alleging personal injury and property damage for undifferentiated compensatory and punitive damages of approximately $7,000,000. Specifically, the plaintiffs assert property damage to their residence and wells, annoyance and inconvenience, and nuisance as a result of daily blasting and round-the-clock mining activities. The plaintiffs are residents living near the Heartland Coal Company ("Heartland") strip mine in Lincoln County, West Virginia, and an unrelated mining operation operated by Pen Coal Inc. During 1999, the plaintiffs withdrew all personal injury claims previously asserted in this litigation. Heartland employed the subsidiary to provide blasting materials and personnel to load and shoot holes drilled by employees of Heartland. Down hole blasting services were provided by the subsidiary at Heartland's premises from approximately August 1991, until approximately August 1994. Subsequent to August 1994, the subsidiary supplied blasting materials to the reclamation contractor at Heartland's mine. In connection with the subsidiary's activities at Heartland, the subsidiary has entered into a contractual indemnity to Heartland to indemnify Heartland under certain conditions for acts or actions taken by the subsidiary for which the subsidiary failed to take, and Heartland is alleging that the subsidiary is liable thereunder for Heartland's defense costs and any losses to or damages sustained by, the plaintiffs in this lawsuit as a result of the subsidiary's operations. Discovery in this litigation is in process. The Company intends to vigorously defend itself in this matter. Based on the limited information available, the subsidiary's counsel believes that the subsidiaries' possible loss, if any, related to this litigation is not presently expected to have a material adverse effect on the Company.

The Company including its subsidiaries, is a party to various other claims, legal actions, and complaints arising in the ordinary course of business. In the opinion of management after consultation with counsel, all claims, legal actions (including those described above) and complaints are not presently probable of material loss, are adequately covered by insurance, or if not so covered, are without merit or are of such kind, or involve such amounts that unfavorable disposition would not have a material effect on the financial position of the Company, but could have a material impact to the net income (loss) of a particular quarter or year, if resolved unfavorably.

                                 CLIMACHEM, INC.

OTHER

LSB and, thus, the Company has retained certain risks associated with its operations, choosing to self-insure up to various specified amounts under its automobile, workers' compensation, health and general liability programs. LSB reviews such programs on at least an annual basis to balance the cost-benefit between its coverage and retained exposure. See the Services Agreement,
Note 3.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following discussion of fair values is not indicative of the overall fair value of the Company's balance sheet since the provisions of the SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," do not apply to all assets, including intangibles.

The fair value of the interest rate forward agreement is estimated based on quoted market prices of instruments with similar terms. As of December 31, 1998 and 1997, the financial instruments' fair value (which is not reflected on the accompanying consolidated balance sheets), net to the Company's 50% interest, represented a liability of approximately $3.3 million and $1.8 million, respectively. The fair value of the natural gas swap agreements was estimated based on market prices of natural gas for the periods covered by the agreements. At December 31, 1998 and 1997, the fair values of such agreements represented a liability of approximately $255,000 and $165,000, respectively.

Fair values for fixed rate borrowings, other than the Notes, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. The fair value of the Notes was determined based on a quotation for such securities. As of December 31, 1998 and 1997, carrying values of variable rate and fixed-rate long-term debt which aggregated $137.9 million and $136.2 million, respectively, approximated their estimated fair value.

At December 31, 1998 and 1997, the carrying value of the intercompany loans of $13.1 million and $13.4 million exceeded the estimated fair value of such loans by approximately $.7 million and $.8 million, respectively.

As of December 31, 1998, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their estimated fair value.

                                 CLIMACHEM, INC.

11. SEGMENT INFORMATION

FACTORS USED BY MANAGEMENT TO IDENTIFY THE ENTERPRISE'S REPORTABLE SEGMENTS AND MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

ClimaChem, Inc. has two reportable segments: the Chemical Business and the Climate Control Business. The Company's reportable segments are based on business units that offer similar products and services. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

The Company evaluates performance and allocates resources based on profit or loss from operations before allocation of management fees, if any, paid to LSB, interest expense and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

DESCRIPTION OF EACH REPORTABLE SEGMENT

         CHEMICAL

         This segment manufactures and sells fertilizer grade ammonium nitrate for the agriculture industry, explosive grade ammonium nitrate for the mining industry and concentrated, blended and mixed nitric acid for industrial applications. Production from the Company's primary manufacturing facility in El Dorado, Arkansas, for the year ended December 31, 1998 comprises approximately 86% of the chemical segment's sales. Sales to customers of this segment primarily include farmers in Texas and Arkansas, coal mining companies in Kentucky, Missouri and West Virginia, and industrial users of acids in the South and East regions of the United States.

         The Chemical Business is subject to various federal, state and local environmental regulations. Although the Company has designed policies and procedures to help reduce or minimize the likelihood of significant chemical accidents and/or environmental contamination, there can be no assurances that the Company will not sustain a significant future operating loss related thereto.

         The Chemical Business' Australian subsidiary's results of operations have been adversely affected due to the recent economic developments in certain countries in Asia. These economic developments in Asia have had a negative impact on the mining industry in Australia, which this subsidiary services. In February 1999, the Company received a

                                 CLIMACHEM, INC.

11. SEGMENT INFORMATION (CONTINUED)

         nonbinding offer to acquire the stock of the Australian subsidiary. At the present time, the parties are in negotiation; however, there are no assurances that the transaction will ultimately be consummated. If the Company does not ultimately consummate this sale and the operating results of the Australian subsidiary do not reflect markedly improved conditions, in the near term, it is reasonably possible that the Company will recognize an impairment charge related to the recovery of such net assets.

         Further, the Company purchases substantial quantities of anhydrous ammonia for use in manufacturing its products. The pricing volatility of such raw material directly affects the operating profitability of the chemical segment.

         CLIMATE CONTROL

         This business segment manufactures and sells, primarily from its various facilities in Oklahoma City, a variety of hydronic fan coil, water source heat pump products and other HVAC products for use in commercial and residential air conditioning and heating systems. The Company's various facilities in Oklahoma City comprise substantially all of the Climate Control segment's operations. Sales to customers of this segment primarily include original equipment manufacturers, contractors and independent sales representatives located throughout the world which are generally secured by a mechanic's lien, except for sales to original equipment manufacturers.

Credit, which is generally unsecured, is extended to customers based on an evaluation of the customers' financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due. The Company's periodic assessment of accounts and credit loss provisions are based on the Company's best estimate of amounts which are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer bases, and their dispersion across many different industries and geographic areas. As of December 31, 1998 and 1997, the Company's accounts and notes receivable are shown net of allowance for doubtful accounts of $4,346,000 and $3,168,000, respectively.

                                 CLIMACHEM, INC.

Information about the Company's operations in different industry segments is detailed below.

                                                                                YEAR ENDED DECEMBER 31,
                                                                        1998              1997             1996
                                                                   ---------------- ----------------- ----------------
                                                                                     (In Thousands)
Net sales:
   Chemical                                                             $139,945         $156,948          $166,164
   Climate Control                                                       115,785          105,899            89,121
                                                                   ---------------- ----------------- ----------------
                                                                        $255,730         $262,847          $255,285
                                                                   ================ ================= ================

Gross profit:
   Chemical                                                            $  18,348        $  19,356         $  25,400
   Climate Control                                                        32,234           29,719            22,057
                                                                   ---------------- ----------------- ----------------
                                                                       $  50,582        $  49,075         $  47,457
                                                                   ================ ================= ================

Operating profit:
   Chemical                                                           $    3,457       $    4,849         $  10,710
   Climate Control                                                         9,723            8,481             5,425
                                                                   ---------------- ----------------- ----------------
                                                                          13,180           13,330            16,135

Unallocated fees from Services Agreement and general corporate
   expenses, net                                                          (2,881)          (2,109)           (1,800)
Interest income                                                            1,445              419                 -
Other income, net                                                             23              474               333
Interest expense                                                         (13,944)          (9,788)           (6,247)
                                                                   ---------------- ----------------- ----------------
Income (loss) before provision for income taxes and
   extraordinary charge                                               $   (2,177)      $    2,326        $    8,421
                                                                   ================ ================= ================

Depreciation of property, plant and equipment:
   Chemical                                                           $    7,992       $    6,692        $    5,329
   Climate Control                                                         1,553            1,438             1,378
                                                                   ---------------- ----------------- ----------------
Total depreciation of property, plant and equipment                   $    9,545       $    8,130        $    6,707
                                                                   ================ ================= ================

                                 CLIMACHEM, INC.

                                                                                YEAR ENDED DECEMBER 31,
                                                                        1998              1997             1996
                                                                   ---------------- ----------------- ----------------
                                                                                     (In Thousands)
Additions to property, plant and equipment:
   Chemical                                                           $    5,221       $    9,389         $  19,219
   Climate Control                                                         2,720            1,076             1,500
                                                                   ---------------- ----------------- ----------------
Total additions to property, plant and equipment                      $    7,941       $   10,465         $  20,719
                                                                   ================ ================= ================

Total assets:
   Chemical                                                             $133,452         $137,156          $133,794
   Climate Control                                                        40,498           42,497            39,960
   Corporate assets                                                       20,754           21,222                 -
                                                                   ---------------- ----------------- ----------------
Total assets                                                            $194,704         $200,875          $173,754
                                                                   ================ ================= ================

Revenues by industry segment include revenues from unaffiliated customers, as reported in the consolidated financial statements. Intersegment revenues, which are accounted for at transfer prices ranging from the cost of producing or acquiring the product or service to normal prices to unaffiliated customers, are not significant.

Gross profit by industry segment represents net sales less cost of sales. Operating profit by industry segment represents gross profit less selling, general and administrative expenses. In computing operating profit, none of the following items have been added or deducted: income taxes, interest expense or extraordinary charges.

Total assets by industry segment are those assets used in the operations of each industry. Corporate assets are those principally owned by the parent company not involved in the two identified industries.

                                 CLIMACHEM, INC.

11. SEGMENT INFORMATION (CONTINUED)

Information about the Company's domestic and foreign operations for each of the three years in the period ended December 31, 1998 is detailed below:

                       GEOGRAPHIC REGION                                1998              1997             1996
------------------------------------------------------------------ ---------------- ----------------- ----------------
                                                                                     (In Thousands)
Sales:
   Domestic                                                             $239,257         $235,303          $220,632
   Foreign:
     Australia/New Zealand                                                14,184           26,482            32,917
     Others                                                                2,289            1,062             1,736
                                                                   ---------------- ----------------- ----------------
                                                                        $255,730         $262,847          $255,285
                                                                   ================ ================= ================

Income (loss) before provision for income taxes
    and extraordinary charge:
     Domestic                                                        $       961       $    3,475        $    6,846
     Foreign:
       Australia/New Zealand                                              (2,898)            (772)            1,705
       Others                                                               (240)            (377)             (130)
                                                                   ---------------- ----------------- ----------------
                                                                     $    (2,177)      $    2,326        $    8,421
                                                                   ================ ================= ================

Long-lived assets:
   Domestic                                                          $    77,724        $  78,283         $  76,278
   Foreign:
     Australia/New Zealand                                                 4,665            6,046             6,398
     Others                                                                    -                -                 -
                                                                   ---------------- ----------------- ----------------
                                                                     $    82,389        $  84,329         $  82,676
                                                                   ================ ================= ================

Revenues by geographic region include revenues from unaffiliated customers, as reported in the consolidated financial statements. Revenues earned from sales or transfers between affiliates in different geographic regions are shown as revenues of the transferring region and are eliminated in consolidation.

                                 CLIMACHEM, INC.

Revenues from unaffiliated customers include foreign export sales as follows:

                                                                                      DECEMBER 31,
                       GEOGRAPHIC REGION                                1998              1997             1996
------------------------------------------------------------------ ---------------- ----------------- ----------------
                                                                                     (In Thousands)
Canada                                                                 $  7,051         $  4,634          $  9,255
Middle East                                                               5,055            5,956             6,008
Mexico and Central and South America                                        493            1,415             2,103
Other                                                                     5,077            1,038             7,994
                                                                   ---------------- ----------------- ----------------
                                                                        $17,676          $13,043           $25,360
                                                                   ================ ================= ================

                                 CLIMACHEM, INC.

                          SUPPLEMENTARY FINANCIAL DATA

                      QUARTERLY FINANCIAL DATA (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED
                                                      MARCH 31        JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                   ------------------------------------------------------------------
1998
Total revenues                                          $63,782        $74,308         $65,734           $53,374
                                                   ==================================================================

Gross profit on net sales                               $12,949        $16,743         $12,672          $  8,218
                                                   ==================================================================

Net income (loss)                                    $      (46)      $  1,613       $    (755)         $ (3,381)
                                                   ==================================================================

1997
Total revenues                                          $62,295        $76,057         $62,587           $62,801
                                                   ==================================================================

Gross profit on net sales                              $  9,367        $16,976         $12,341           $10,391
                                                   ==================================================================

Income (loss) before extraordinary charge             $    (933)      $  3,132       $     581          $ (1,883)
                                                   ==================================================================

Net income (loss)                                     $    (933)      $  3,132       $     581          $ (4,752)
                                                   ==================================================================

Total revenues, as reported above, includes interest income of $354,000, $408,000, $344,000 and $339,000 and none, $16,000, $46,000 and $357,000 for the quarter ended March 31, June 30, September 30 and December 31, 1998 and 1997, respectively, previously reported with interest expense.

In the fourth quarter of 1998, the Company's Climate Control group recorded an adjustment to inventory which reduced gross profit by $1.5 million and the Company's Chemical group recorded a provision for loss of approximately $.8 million for a note receivable which increased the Company's net loss.

In the fourth quarter of 1997, in connection with the issuance of $105 million, 10 3/4% Senior Notes due in 2007, a subsidiary of the Company retired the outstanding principal associated with a $50 million financing arrangement and incurred a prepayment fee. The prepayment fee paid and loan origination costs expensed in 1997 relating to the financing arrangement aggregated approximately $2.9 million, net of income tax benefit.

                                 CLIMACHEM, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN THOUSANDS)

                                                                           ADDITIONS      DEDUCTIONS
                                                                           ---------      ----------
                                                           BALANCE AT      CHARGED TO     WRITE-OFFS/      BALANCE
                                                          BEGINNING OF     COSTS AND         COSTS          AT END
DESCRIPTION                                                   YEAR          EXPENSES       INCURRED        OF YEAR
-------------------------------------------------------- --------------- --------------- -------------- ---------------
Accounts receivable--allowance for doubtful
 accounts (1):
     1998                                                    $1,478        $   971          $   647        $1,802
                                                         =============== =============== ============== ===============

     1997                                                    $1,296        $   521          $   339        $1,478
                                                         =============== =============== ============== ===============

     1996                                                    $1,424        $   280          $   408        $1,296
                                                         =============== =============== ============== ===============

Notes receivable--allowance for doubtful accounts:
     1998                                                    $1,690        $   854        $       -        $2,544
                                                         =============== =============== ============== ===============

     1997                                                    $1,515        $   175        $       -        $1,690
                                                         =============== =============== ============== ===============

     1996                                                   $   500         $1,015        $       -        $1,515
                                                         =============== =============== ============== ===============

(1) Deducted in the balance sheet from the related assets to which the reserve applies.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf of this 15th day of April, 1999.

                                       CLIMACHEM, INC.


                                       By: /s/ Jack E. Golsen
                                          -----------------------------------
                                           Jack E. Golsen
                                           Chairman of the Board and
                                           President
                                           (Principal Executive Officer)

                                       By: /s/ Tony M. Shelby
                                          -----------------------------------
                                           Tony M. Shelby
                                           Senior Vice President of Finance
                                           (Principal Financial Officer)

                                       By: /s/ Jim D. Jones
                                          -----------------------------------
                                           Jim D. Jones
                                           Vice President, Treasurer
                                           (Principal Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.


Dated:  April 15, 1999             By: /s/ Jack E. Golsen
                                      ------------------------------
                                       Jack E. Golsen, Director


Dated:  April 15, 1999             By: /s/ Tony M. Shelby
                                      ------------------------------
                                       Tony M. Shelby, Director


Dated:  April 15, 1999             By: /s/ David R. Goss
                                      ------------------------------
                                       David R. Goss, Director


Dated:  April 15, 1999             By: /s/ Barry H. Golsen
                                      ------------------------------
                                       Barry H. Golsen, Director


Dated:  April 15, 1999             By: /s/ Robert C. Brown
                                      ------------------------------
                                       Robert C. Brown, Director

Dated:  April 15, 1999             By: /s/ Bernard G. Ille
                                      ------------------------------
                                       Bernard G. Ille, Director


Dated:  April 15, 1999             By: /s/ Jerome D. Shaffer
                                      ------------------------------
                                       Jerome D. Shaffer, Director


Dated:  April 15, 1999             By: /s/ Raymond B. Ackerman
                                      ------------------------------
                                       Raymond B. Ackerman, Director


Dated:  April 15, 1999             By: /s/ Horace Rhodes
                                      ------------------------------
                                       Horace Rhodes, Director.