Form 10-K/A
period 1998-12-31
CLIMACHEM INC
filed 1999-04-29
CIK 1053518

FORM 10-K/A
                         UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
                        AMENDMENT NO. 1
                               to

(Mark One)

/X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended December 31, 1998

                                or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period_________to__________

                    Commission file number ___________

                         CLIMACHEM, INC.
      (Exact name of Registrant as specified in its Charter)

                 Oklahoma                              73-1528549
          _______________________                  __________________
          (State of Incorporation)                  (I.R.S. Employer
                                                   identification No.)
          16 South Pennsylvania Avenue
            Oklahoma City, Oklahoma                        73107
      _______________________________________            _________
      (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code

                          (405) 235-4546
                          _______________
Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for
the past 90 days.  YES   X    NO
                      ______     _____.

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

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this Amendment No. 1 to the report on its behalf of this 28th day of April, 1999.

                              CLIMACHEM, INC.


                              By: /s/ Jack E. Golsen
                                 _________________________
                                 Jack E. Golsen
                                 Chairman of the Board and
                                 President
                                 (Principal Executive Officer)


                              By:  /s/ Tony M. Shelby
                                 __________________________
                                 Tony M. Shelby
                                 Vice President-Chief Financial Officer
                                 (Principal Financial Officer)


                              By:  /s/ Jim D. Jones
                                 __________________________
                                 Jim D. Jones
                                 Vice President-Treasurer
                                 (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.


Dated:  April 28, 1999             By: /s/ Jack E. Golsen
                                      ___________________________
                                      Jack E. Golsen, Director


Dated:  April 28, 1999             By: /s/ Tony M. Shelby
                                      ___________________________
                                      Tony M. Shelby, Director


Dated:  April 28, 1999             By: /s/ David R. Goss
                                      ___________________________
                                      David R. Goss, Director


Dated:  April 28, 1999             By: /s/ Barry H. Golsen
                                      ___________________________
                                      Barry H. Golsen, Director


Dated:  April 28, 1999             By: /s/ Robert C. Brown
                                      ____________________________
                                      Robert C. Brown, Director

Dated:  April 28, 1999             By: /s/ Bernard G. Ille
                                     ____________________________
                                     Bernard G. Ille, Director


Dated:  April 28, 1999             By: /s/ Jerome D. Shaffer
                                      ___________________________
                                      Jerome D. Shaffer, Director


Dated:  April 28, 1999             By: /s/ Raymond B. Ackerman
                                     ____________________________
                                     Raymond B. Ackerman, Director


Dated:  April 28, 1999             By:
                                     _____________________________
                                     Horace Rhodes, Director

                            PART III


Item 10.  Directors and Executive Officers of the Company.
________  _______________________________________________

     The following table sets forth certain information regarding the directors and executive officers of the Company. Except for Mr. Wewers, the directors and officers of the Company also serve as directors and officers of the Company's parent, LSB. Each of the directors and officers listed below have served in their respective positions since the Company's formation in 1997. The executive officers are elected by the Board of Directors. The term of each director of the Company is one year.

Name                     Age       Office
____                     ___       _______
Jack E. Golsen           70        Chairman of the Board, Chief
                                   Executive Officer and
                                   President
Barry H. Golsen          48        President of LSB's Climate
                                   Control Business and Vice
                                   Chairman of the Board
David R. Goss            58        Vice President and Director
Tony M. Shelby           57        Vice President/Chief Financial
                                   Officer and Director
Jim D. Jones             57        Vice President-Treasurer
David M. Shear           39        Secretary
James L. Wewers          53        Vice President
Raymond B. Ackerman      76        Director
Robert C. Brown, M.D.    68        Director
Bernard G. Ille          72        Director
Horace G. Rhodes         71        Director
Jerome D. Shaffer, M.D.  82        Director

     Jack E. Golsen, the founder of LSB, has served as Chairman of the Board, Chief Executive Officer and President of LSB since its inception in 1969. During 1996, Mr. Golsen was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma's leading industrialists. Mr. Golsen has a degree from the University of New Mexico in biochemistry.

     Barry H. Golsen has served as the Vice Chairman of the Board of LSB since August, 1994, and has served for more than five years as the President of LSB's Climate Control Business. Mr.
Golsen has both his undergraduate and law degrees from the University of Oklahoma.

     Tony M. Shelby, a certified public accountant, has served as a director of LSB since 1971 and has served as the Senior Vice President and Chief Financial Officer of LSB for more than five years. Prior to becoming Senior Vice President and Chief Financial Officer of LSB, Mr. Shelby served as Chief Financial Officer of a subsidiary of the Company, and was with the accounting firm of Arthur Young & Co., a predecessor to Ernst & Young LLP. Mr. Shelby is a graduate of Oklahoma City University.

     David R. Goss, a certified public accountant, has served as a director of LSB since 1971 and has served as the Senior Vice
President - Operations of LSB or in a comparable capacity for more than five years. Mr. Goss is a graduate of Rutgers
University.

     Jim D. Jones, a certified public accountant, has served in his present capacity with LSB since 1976. Prior to that time, he was an accountant with Arthur Young & Co., a predecessor to Ernst
& Young LLP. Mr. Jones is a graduate of the University of Central Oklahoma.

     David M. Shear has served as the Vice President-General Counsel of LSB since 1990. Prior to that time, Mr. Shear was in private practice with a law firm in Boston, Massachusetts, and served as an attorney with the Federal Trade Commission. Mr. Shear is a graduate of Brandeis University and has a law degree from Boston University.

     James L. Wewers has served for more than five years as the President of the Chemical Business. Prior to becoming President of the Chemical Business, Mr. Wewers was an executive with the Chemicals Group of Gulf Oil. Mr. Wewers is a graduate of
Rockhurst College.

     Raymond B. Ackerman has served as a director of LSB since 1993. Mr. Ackerman has served as Chairman of the Board and President of Ackerman, McQueen, Inc., the largest public relations firm in Oklahoma, from 1972 until his retirement in 1992. Mr. Ackerman currently serves as Chairman Emeritus of Ackerman, McQueen, Inc. Mr. Ackerman retired as a Rear Admiral from the United States Naval Reserves. Mr. Ackerman is a graduate of Oklahoma City University, and in 1996, he was awarded an honorary doctorate from Oklahoma City University.

     Robert C. Brown, M.D., has served as a director of LSB since 1969. Dr. Brown has practiced medicine for many years and is Vice President and Treasurer of Plaza Medical Group, P.C. Dr. Brown is a graduate of Tufts University and received his medical degree from Tufts University.

     Bernard G. Ille has served as a director of LSB since 1971. Mr. Ille served as President and Chief Executive Officer of First Life Assurance Company from May, 1988, until it was acquired in March, 1994. For more than five years prior to joining First Life, Mr. Ille served as President of United Founders Life Insurance Company. Mr. Ille is a director of Landmark Land Company, Inc., which was the parent company of First Life. Mr. Ille is currently a private investor. He is a graduate of the University of Oklahoma.

     Horace G. Rhodes has served as a director of LSB since 1996. Mr. Rhodes is the managing partner of the law firm of Kerr, Irvine, Rhodes & Ables and has served in such capacity and has practiced law for a period in excess of five years. Since 1972, Mr. Rhodes has served as Executive Vice President and General Counsel for the Association of Oklahoma Life Insurance Companies, and since 1982 has served as Executive Vice President and General Counsel for the Oklahoma Life and Health Insurance Guaranty Association. Mr. Rhodes received his undergraduate and law degrees from the University of Oklahoma.

     Jerome D. Shaffer, M.D., has served as a director of LSB since its inception in 1969. He is currently and has been for the last five years a private investor. Dr. Shaffer is a graduate of Penn State University and received his medical degree from Jefferson Medical College.

     Jack E. Golsen is the father of Barry H. Golsen.  Dr. Robert
C. Brown is the brother-in-law and uncle of Jack E. Golsen and Barry H. Golsen, respectively.

Item 11.  Executive Compensation.
_______   ______________________

     The following table shows the aggregate cash compensation which the Company and its subsidiaries paid or accrued to the Chief Executive Officer and each of the other most highly-paid executive officers of the Company (which includes the Vice
Chairman of the Board who also serves as President of the Company's Climate Control Business), other than the CEO, whose total annual salary and bonus exceeds $100,000. The table includes cash distributed for services rendered during 1998, plus any cash distributed during 1998 for services rendered in a prior year, less any amount relating to those services previously included in the cash compensation table for a prior year. The compensation set forth below is for 1997 and 1998 only, since the Company was formed in 1997.










                      Summary Compensation Table
                       __________________________
                                                      Long-term
                                                       Compen-
                                                       sation
                             Annual Compensation       Awards
                          _________________________    _________
                                             Other                     All
                                             Annual    Securities     Other
                                             Compen-   Underlying     Compen-
  Name and                Salary   Bonus     sation    Stock          sation
  Position          Year  ($)(1)   ($)(2)    ($)(3)    Options         ($)
_________________   ____  ______   ______    ______    __________     ______
Jack E. Golsen(1),  1998    -         -         -          -            -
Chairman of the     1997    -         -         -          -            -
Board, President
and Chief
Executive Officer

Barry H. Golsen(1), 1998 226,600      -         -          -            -
Vice Chairman of    1997 223,300      -         -          -            -
the Board and
President of the
Climate Control
Business

James L. Wewers(1), 1998 200,850      -         -          -            -
Vice President      1997 197,925      -         -          -            -

     (1) Although Jack E. Golsen and Tony M. Shelby performed substantial services for the Company during 1998, the Company did not reimburse LSB for any of Messrs. Golsen and Shelby's compensation due to provisions of the Services Agreement between LSB and the Company ("Services Agreement") which specifically prohibit the Company from reimbursing LSB for costs and expenses associated with Messrs. Golsen and Shelby. See "Item 13, Certain Relationships and Related Transactions" for a discussion of the Services Agreement and payments to LSB under such agreement. The Company and LSB are also parties to a Management Agreement under the terms of which the Company may, under certain conditions, reimburse LSB for the services of Messrs. Golsen and Shelby. The Company did not meet the earnings criteria under the Management Agreement in 1998 to require the Company to make payments to LSB under this agreement. The Company expects to satisfy the requirements of the Management Agreement in 1999 and therefore the Company anticipates paying LSB $1.8 million in 1999 as a management fee in accordance with the terms of the agreement.
See "Item 13, Certain Relationships and Related Transactions" for a discussion of the Management Agreement. Barry H. Golsen and James L. Wewers are paid by LSB, and under the Services Agreement the Company reimburses LSB for that portion of the compensation paid to Barry H. Golsen and James L. Wewers relating to the Company and its subsidiaries. Since all or substantially all of the services performed by Barry H. Golsen and James L. Wewers were related to the Company and/or its subsidiaries, the Company reimbursed LSB for all compensation paid to Barry H. Golsen and James L. Wewers during 1997 and 1998.

     (2) Bonuses are for services rendered for the prior fiscal year. No bonuses were paid to the above-named executive officers for 1996 or 1997, and no bonuses for 1998 performance are to be paid to the above-named executive officers.

     (3) Does not include perquisites and other personal benefits, securities or property for the named executive officer in any year if the aggregate amount of such compensation for such year does not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer for such year.

Option Grants in 1998. There were no grants of stock options made to the named executive officers in 1998.

     Employment Contracts and Termination of Employment and
Change in Control Arrangements.

(a) Termination of Employment and Change in Control Agreements. The Company does not have any severance agreements with its officers. However, LSB has entered into severance agreements with Jack E. Golsen, Barry H. Golsen, Tony M. Shelby, David R. Goss, David M. Shear, James L. Wewers and certain other officers of LSB and subsidiaries of LSB.

     Each severance agreement provides (among other things) that if, within twenty-four (24) months after the occurrence of a change in control (as defined) of LSB, LSB terminates the officer's employment other than for cause (as defined), or the officer terminates his employment for good reason (as defined), LSB must pay the officer an amount equal to 2.9 times the officer's base amount (as defined). The phrase "base amount" means the average annual gross compensation paid by LSB to the officer and includable in the officer's gross income during the period consisting of the most recent five (5) year period immediately preceding the change in control. If the officer has been employed by LSB for less than 5 years, the base amount is calculated with respect to the most recent number of taxable years ending before the change in control that the officer worked for LSB.

     The severance agreements provide that a "change in control" means a change in control of LSB of a nature that would require the filing of a Form 8-K with the Securities and Exchange Commission and, in any event, would mean when: (1) any individual, firm, corporation, entity, or group (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) becomes the beneficial owner, directly or indirectly, of thirty percent (30%) or more of the combined voting power of LSB's outstanding voting securities having the right to vote for the election of directors, except acquisitions by: (a) any person, firm, corporation, entity, or group which, as of the date of the severance agreement, has that ownership, or (b) Jack E. Golsen, his wife; his children and the spouses of his children; his estate; executor or administrator of any estate, guardian or custodian for Jack E. Golsen, his wife, his children, or the spouses of his children, any corporation, trust, partnership, or other entity of which Jack E. Golsen, his wife, children, or the spouses of his children own at least eighty percent (80%) of the outstanding beneficial voting or equity interests, directly or indirectly, either by any one or more of the above-described persons, entities, or estates; and certain affiliates and associates of any of the above-described persons, entities, or estates; (2) individuals who, as of the date of the severance agreement, constitute the Board of Directors of LSB (the "Incumbent Board") and who cease for any reason to constitute a majority of the Board of Directors except that any person becoming a director subsequent to the date of the severance agreement, whose election or nomination for election is approved by a majority of the Incumbent Board (with certain limited exceptions), will constitute a member of the Incumbent Board; or (3) the sale by the Company of all or substantially all of its assets.

     Except for the severance agreement with Jack E. Golsen, the termination of an officer's employment with LSB "for cause" means termination because of: (a) the mental or physical disability from performing the officer's duties for a period of one hundred twenty (120) consecutive days or one hundred eighty days (even though not consecutive) within a three hundred sixty (360) day period; (b) the conviction of a felony; (c) the embezzlement by the officer of LSB assets resulting in substantial personal enrichment of the officer at the expense of LSB; or (d) the willful failure (when not mentally or physically disabled) to follow a direct written order from LSB's Board of Directors within the reasonable scope of the officer's duties performed during the sixty
     (60) day period prior to the change in control. The definition of "Cause" contained in the severance agreement with Jack E. Golsen means termination because of: (a) the conviction of Mr. Golsen of a felony involving moral turpitude after all appeals have been completed; or (b) if due to Mr. Golsen's serious, willful, gross misconduct or willful, gross neglect of his duties has resulted in material damages to LSB and its subsidiaries, taken as a whole, provided that (i) no action or failure to act by Mr. Golsen will constitute a reason for termination if he believed, in good faith, that such action or failure to act was in LSB's or its subsidiaries' best interest, and (ii) failure of Mr. Golsen to perform his duties hereunder due to disability shall not be considered willful, gross misconduct or willful, gross negligence of his duties for any purpose.

     The termination of an officer's employment with LSB for "good reason" means termination because of (a) the assignment to the officer of duties inconsistent with the officer's position, authority, duties, or responsibilities during the sixty (60) day period immediately preceding the change in control of LSB or any other action which results in the diminishment of those duties, position, authority, or responsibilities; (b) the relocation of the officer; (c) any purported termination by LSB of the officer's employment with LSB otherwise than as permitted by the severance agreement; or (d) in the event of a change in control of LSB, the failure of the successor or parent company to agree, in form and substance satisfactory to the officer, to assume (as to a successor) or guarantee (as to a parent) the severance agreement as if no change in control had occurred.

     Except for the severance agreement with Jack E. Golsen, each severance agreement runs until the earlier of: (a) three years after the date of the severance agreement, or (b) the officer's normal retirement date from LSB; however, beginning on the first anniversary of the severance agreement and on each annual anniversary thereafter, the term of the severance agreement automatically extends for an additional one-year period, unless LSB gives notice otherwise at least sixty (60) days prior to the anniversary date. The severance agreement with Jack E. Golsen is effective for a period of three (3) years from the date of the severance agreement; except that, commencing on the date one (1) year after the date of such severance agreement and on each annual anniversary thereafter, the term of such severance agreement shall be automatically extended so as to terminate three (3) years from such renewal date, unless LSB gives notices otherwise at least one (1) year prior to the renewal date.

(b) Employment Agreement. The Company does not have employment agreements with any of its officers. However, in March, 1996, LSB entered into an employment agreement with Jack E. Golsen. The employment agreement requires LSB to employ Jack E. Golsen as an executive officer of LSB for an initial term of three (3) years and provides for two (2) automatic renewals of three (3) years each unless terminated by either party by the giving of written notice at least one (1) year prior to the end of the initial or first renewal period, whichever is applicable. Under the terms of such employment agreement, Mr. Golsen shall be paid (i) an annual base salary at his 1995 base rate, as adjusted from time to time by the Compensation Committee, but such shall never be adjusted to an amount less than Mr. Golsen's 1995 base salary, (ii) an annual bonus in an amount as determined by the Compensation Committee, and (iii) receive from LSB certain other fringe benefits. The employment agreement provides that Mr. Golsen's employment may not be terminated, except (i) upon conviction of a felony involving moral turpitude after all appeals have been exhausted, (ii) Mr. Golsen's serious, willful, gross misconduct or willful, gross negligence of duties resulting in material damage to LSB and its subsidiaries, taken as a whole, unless Mr. Golsen believed, in good faith, that such action or failure to act was in the Company's or its subsidiaries' best interest, and (iii) Mr. Golsen's death; provided, however, no such termination under (i) or (ii) above may occur unless and until LSB has delivered to Mr. Golsen a resolution duly adopted by an affirmative vote of three-fourths of the entire membership of the Board of Directors at a meeting called for such purpose after reasonable notice given to Mr. Golsen finding, in good faith, that Mr. Golsen violated (i) or (ii) above. If Mr. Golsen's employment is terminated in breach of this Agreement, then he shall, in addition to his other rights and remedies, receive and LSB shall pay to Mr. Golsen (i) in a lump sum cash payment, on the date of termination, a sum equal to the amount of Mr. Golsen's annual base salary at the time of such termination and the amount of the last bonus paid to Mr. Golsen prior to such termination times (a) the number of years remaining under the employment agreement or (b) four (4) if such termination occurs during the last twelve (12) months of the initial period or the first renewal period, and (ii) provide to Mr. Golsen all of the fringe benefits that LSB was obligated to provide during his employment under the employment agreement for the remainder of the term of the employment agreement, or, if terminated at any time during the last twelve (12) months of the initial period or first renewal period, then during the remainder of the term and the next renewal period.

     If there is a change in control (as defined in the severance agreement between Mr. Golsen and LSB) and within twenty-four (24) months after such change in control Mr. Golsen is terminated, other than for Cause (as defined in the severance agreement), then in such event, the severance agreement between Mr. Golsen and LSB shall be controlling.

     In the event Mr. Golsen becomes disabled and is not able to perform his duties under the employment agreement as a result thereof for a period of twelve (12) consecutive months within any two (2) year period, LSB shall pay Mr. Golsen his full salary for the remainder of the term of the employment agreement and thereafter sixty percent (60%) of such salary until Mr. Golsen's death.

     Compensation Committee Interlocks and Insider Participation. LSB's Executive Salary Review Committee has the authority to set the compensation of all officers of the Company. This Committee generally considers and approves the recommendations of the President of LSB. The members of the Executive Salary Review Committee of LSB are the following non-management directors:
Robert C. Brown, M.D., Jerome D. Shaffer, M.D., and Bernard G.

Ille. During 1998, the Executive Salary Review Committee had one meeting.

Item 13.  Certain Relationships and Related Transactions.
_______   ______________________________________________
Formation and Capitalization of Company

     The Company was formed as an Oklahoma corporation and a wholly owned subsidiary of LSB on October 17, 1997. The Company acquired its subsidiaries through capital contributions of each subsidiary's outstanding stock from LSB to the Company, except Northwest Financial Corporation ("Northwest"), which was contributed to the Company by Prime, a wholly owned subsidiary of LSB. LSB owns 95% and Prime owns the remaining 5% of the issued and outstanding capital stock of the Company.

Leases

     Prime, a subsidiary of LSB but not a subsidiary of the Company, owns the facilities utilized by the fan coil operations of the Climate Control Business. The Climate Control Business has leased such facilities from Prime pursuant to a lease agreement which provides for a term ending on March 6, 2000. The lease is renewable by the Climate Control Business for an additional ten-year term on the same terms, including rental amount. The rental amount is $475,000 per year, payable in monthly installments. Additionally, the Climate Control Business leases certain production equipment from Prime, the annual lease payments of which are approximately $350,000.

EDC Purchase

     In 1983, LSB Chemical Corp. ("LSBC"), a subsidiary of the Company, acquired all of the outstanding stock of EDC from its then four stockholders ("Ex-Stockholders"). A substantial portion of the purchase price consisted of an earnout based primarily on the annual after-tax earnings of EDC for a 10-year period. During 1989, two of the Ex-Stockholders received LSBC promissory notes for a portion of their earnout, in lieu of cash, totaling approximately $896,000, payable $496,000 in January, 1990, and $400,000 in May, 1994. LSBC agreed to a buyout of the balance of the earnout from the four Ex-Stockholders for an aggregate purchase amount of $1,231,000. LSBC purchased for cash the earnout from two of the Ex-Stockholders and issued multi-year promissory notes totaling $676,000 to the other two Ex-Stockholders. Jack E. Golsen guaranteed LSBC's payment obligation under the promissory notes. These promissory notes have been assigned in their entirety from LSBC to the Company, and the guarantee by Jack E. Golsen remains in place. The unpaid balance of these notes at March 31, 1999, was $400,000.

Purchase of Certain Real Estate and Option

     During 1994, a subsidiary of LSB (which is not the Company or a subsidiary of the Company) obtained an option to acquire all of the stock of MultiClima, S.A., a French manufacturer of air conditioning and heating equipment ("MultiClima"). LSB's subsidiary was granted the option as a result of the subsidiary loaning to the parent company of MultiClima approximately $2.1 million. Subsequent to the loan of $2.1 million, LSB's subsidiary has loaned to the parent of MultiClima an additional $1.7 million. The amount loaned is secured by the stock and assets of MultiClima. LSB's subsidiary may exercise its option to acquire MultiClima by converting $150,000 of the amount loaned into equity. The option is currently exercisable and will expire June 15, 2005.

     As more fully discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, during the latter part of March, 1999, LSB's management began considering the realignment of certain of LSB's overhead to better match its focus on the Company and its subsidiaries' operations. Consistent with this realignment, in April, 1999, the Company's Board of Directors approved the acquisition from LSB of a certain parcel of real estate and improvements thereon in which the Climate Control Business is to perform certain manufacturing operations and an option to acquire MultiClima, a French air conditioning manufacturing company (together with the receivables and stock pledge relating thereto as discussed above), in accordance with the terms of the Indenture to which the Company and its subsidiaries are parties to and the loan agreement that LSB and subsidiaries of the Company are borrowing under, which assets are materially related to the lines of business of the Chemical and Climate Control Businesses. The purchase price paid by the Company for the option (together with the receivables and stock pledge discussed above) relating to the French HVAC manufacturer was $2.6 million, and the purchase price to be paid by the Company to LSB for the real estate and improvements thereon, when completed, will range from $1.3 million to $2.1 million.

Contractual Arrangements

     Services Agreement

     The Company and LSB have entered into a services agreement (the "Services Agreement"), pursuant to which LSB provides to the Company and its subsidiaries various services, including financial and accounting, order entry, billing, credit, payable, insurance, legal, human resources, advertising and marketing, and related administrative and management services, that LSB has historically provided to the operations and businesses of the Company and its subsidiaries (other than services provided by the President or Chief Financial Officer of LSB, whose services will be compensated under the Management Agreement). The Company pays to or reimburses LSB for all direct and indirect costs and expenses incurred by LSB in the performance of the Services Agreement. The term of the Services Agreement is ten years, except LSB may terminate the Services Agreement on 30 days' written notice to the Company if the Company defaults under any of the terms or provisions of the Services Agreement, and such default is not cured during the 30-day notice period, or if LSB sells 50% or more of the issued and outstanding stock of the Company, or sells, transfers or disposes of all, or substantially all, of the assets of the Company. The financial statements for the Company reflect reimbursement to LSB for services of approximately $2.3 million, $2.0 million and $1.8 million, respectively, during 1998, 1997 and 1996.

     Under the terms of the Services Agreement, the Company pays to, or reimburses, LSB for the value of the office facilities of LSB, including LSB's principal offices and financial accounting offices utilized in the performance of the Services Agreement. LSB determines the proportionate usage of such facilities by LSB and the Company, and the Company pays to, or reimburses, LSB for its proportionate share of such usage.

     The Services Agreement provides that LSB will permit employees of the Company and its subsidiaries to continue to participate in the benefit plans and programs sponsored by LSB until the termination of the Services Agreement. So long as employees of the Company and its subsidiaries continue to participate in LSB's benefit plans and programs, the contributions of such employees to such plans and programs and the costs of participation by such persons in such plans and programs will be accounted for separately from contributions of, and costs of participation by, employees of LSB and its other subsidiaries. The Company pays to, or reimburses, LSB for the costs associated with participation by the employees of the Company and LSB's benefit plans and programs. Upon the termination of the Services Agreement, each of LSB and the Company will be responsible for all aspects of its respective benefit plans and programs.

     Management Agreement

     LSB and the Company have entered into a management agreement (the "Management Agreement"), which provides that LSB will provide to the Company, on a nonexclusive basis, managerial oversight and guidance concerning the broad policies, strategic decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB.

     The term of the Management Agreement is for a period of ten years. The Management Agreement may be terminated sooner by LSB upon 30 days' prior written notice to the Company if (i) the Company defaults under the Management Agreement, and such default is not cured to the reasonable satisfaction of LSB prior to the expiration of such 30-day period or (ii) LSB sells 50% or more of the issued and outstanding stock of the Company or sells, transfers or disposes of all, or substantially all, of the assets of the Company. LSB has and will continue to engage in activities, some of which activities may be in competition with the Company's activities, other than those it will perform under the Management Agreement. The Management Agreement does not limit or restrict the terms and provisions of the Services Agreement.

     Under the Management Agreement, the Company is to pay LSB a Management Fee each calendar year during the term of the Management Agreement an amount not to exceed $1,800,000, subject to adjustment under certain conditions and subject to certain limitations. The Company shall pay LSB such annual Management Fee on a quarterly basis based on the following: (i) if at the end of the first quarter of the year (March 31), the Company has an EBITDA, on a consolidated basis, for the three month period from January 1 to March 31 of $6,500,000 or more, a Management Fee equal to the difference between the amount of such EBITDA, on a consolidated basis, and $6,500,000, but not to exceed $450,000,
(ii) if at the end of the second quarter of the year (June 30) the Company has an EBITDA, on a consolidated basis, for the six month period from January 1 to June 30 of such year of $13,000,000, a Management Fee equal to the amount of such EBITDA, on a consolidated basis, for the six month period less $13,000,000, but not to exceed $900,000 less the amount of the Management Fee paid to LSB by the Company for the first quarter of such year, (iii) if at the end of the third quarter of the year (September 30) the Company has an EBITDA, on a consolidated basis, for the nine month period from January 1 to September 30, of such year of $19,500,000, a Management Fee equal to the amount of such EBITDA, on a consolidated basis, for the nine month period less $19,500,000, but not to exceed $1,350,000 less the amount of the Management Fee paid to LSB by the Company for the first and second quarter of such year, and (iv) if at the end of such year the Company has an EBITDA, on a consolidated basis, for the twelve months (January 1 to December 31) of $26,000,000, a Management Fee equal to the amount of such EBITDA, on a consolidated basis, for such twelve month period less $26,000,000, but not to exceed $1,800,000 less the amount of the Management Fee paid to LSB by the Company for the first three quarters of such year. If the Company's EBITDA, on a consolidated basis, is less than $26,000,000 for such year, then LSB shall return to the Company any Management Fees paid to LSB for the first three quarters of such year. If the Company's EBITDA for such year, on a consolidated basis, equals or exceeds $26,000,000 but is less than $26,000,000 plus the amount of Management Fees paid to LSB for the first three quarters of such year, LSB shall refund to the Company the difference between $26,000,000 plus the amount of Management Fees paid to LSB for the first three quarters of the year and the amount of the Company's EBITDA, on a consolidated basis, for all of such year. As of January 1 of each year, the quarterly and annual amount of

Management Fee to be paid by the Company to LSB shall be proportionately increased based on the increase, if any, in the Consumer Price Index during the preceding calendar year.

     Tax Sharing Agreement

     The Company and LSB have entered into a tax sharing agreement (the "Tax Sharing Agreement"), to provide for (i) the allocation of payments of taxes for periods during which the Company and its subsidiaries and LSB are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. For tax periods beginning after December, 1996, and ending ten years thereafter, so long as the Company is included in LSB's consolidated federal income tax returns or state consolidated, combined or unitary tax returns, the Company is required to pay to LSB an amount equal to the Company's consolidated federal and state income tax liability calculated as if the Company and its subsidiaries were a separate consolidated tax group and not part of LSB's consolidated tax group. Such amount is payable in estimated quarterly installments. If the sum of the estimated quarterly installments is (a) greater than the tax liability of the Company, as determined by LSB, under the Tax Sharing Agreement, then LSB will refund the amount of the excess to the Company, or (b) less than the Company's tax liability, as determined by LSB, under the Tax Sharing Agreement, then the Company will pay to LSB the amount of the deficiency.

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

Industrial Supplies, Machines and Climate Control Equipment

     During the year ended December 31, 1998, certain subsidiaries of LSB that are not subsidiaries of the Company sold to subsidiaries of the Company approximately $1.6 million in industrial supplies, machine tools and certain thermostats, and it is anticipated that such transactions will continue in the future.

Affiliated Loans

     The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At December 31, 1998, the Company had loans and advances due from LSB of approximately $14.5 million. LSB has loaned US$3.6 million to TES, which loan is without interest and is payable on demand, except that under the terms of the TES revolving credit facility TES is unable to pay, and LSB is unable to demand payment of, such loan until the TES revolving credit facility has been terminated.

Revolving Credit Facility

     LSB, certain subsidiaries of LSB that are not subsidiaries of the Company, and certain subsidiaries of the Company are parties to a revolving credit facility. LSB guarantees all of the obligations of the Company's subsidiaries under such revolving credit facility.

Guaranty of Loans

     LSB has guaranteed the lease payments due by the Company's fan coil business under a lease purchase agreement, which provides for the payment of $960,000 over a term of five years beginning November, 1996, at an annual interest rate of 7.5%. In addition, LSB has unconditionally guaranteed repayment by (i) the Climate Control Business of certain term debt, the principal amount of which is currently $1.1 million and (ii) the TES revolving credit facility.

Employee Benefit Plans

     Prior to the formation of the Company, the employees of the Chemical Business and the Climate Control Business were eligible to participate in LSB's Employee Savings Plan, health insurance plan, and various stock option plans. LSB has allowed the employees of the Company to continue to be eligible for all of such plans on the same terms and conditions as LSB's employees.