Form 10-Q
period 1999-03-31
CLIMACHEM INC
filed 1999-05-24
CIK 1053518

FORM 10-Q

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For Quarterly period ended    March 31, 1999
                                    __________________________
                                OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For The transition period from ____________ to ___________

          Commission file number ___________________________________

                           ClimaChem, Inc.
      ____________________________________________________
      Exact name of Registrant as specified in its charter


              OKLAHOMA                           73-1528549
     ______________________________            _________________
     State or other jurisdiction of            I.R.S. Employer
     incorporation or organization             Identification No.

     16 South Pennsylvania,   Oklahoma City, Oklahoma  73107
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES      NO  X
                                  _____   _____

The Registrant does not have any equity securities registered under the securities act of 1933, as amended. All outstanding shares of Common Stock of the registrant are held directly or indirectly by the registrant's parent company, LSB Industries, Inc.

                              PART I

                       FINANCIAL INFORMATION


Company or group of companies for which report is filed: ClimaChem, Inc. and all of its wholly owned subsidiaries.

The accompanying condensed consolidated balance sheet of ClimaChem, Inc. at March 31, 1999, the condensed consolidated statements of operations and cash flows for the three month periods ended
March 31, 1999 and 1998 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1998, was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for an expanded discussion of the Company's financial disclosures and accounting policies.

                           CLIMACHEM, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS
           (Information at March 31, 1999 is unaudited)
                        (Dollars in thousands)



                                                 March 31,    December 31,
ASSETS                                             1999           1998
___________________________________________   _______________  ___________
Current assets:

  Cash                                         $        289     $       750

  Trade accounts receivable, net                     44,076          38,817

  Inventories:
    Finished goods                                   14,523          14,123
    Work in process                                   7,336           6,290
    Raw materials                                    16,691          16,954
                                                 __________      __________
      Total inventory                                38,550          37,367


  Supplies and prepaid items                         7,982           7,023
  Income tax receivable                              2,100           2,050
  Current deferred income taxes                      1,338           1,338
  Due from LSB and affiliates, net                   2,234           2,946
                                                __________      __________
    Total current assets                            96,569          90,291


Property, plant and equipment, net                  84,338          82,389

Notes receivable from LSB and affiliates            13,443          13,443

Other assets, net                                   11,267          10,480
                                                __________      __________
                                                $  205,617      $  196,603
                                                 =========      ==========

                      (Continued on following page)

                              CLIMACHEM, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
               (Information at March 31, 1999 is unaudited)
                           (Dollars in thousands)



                                                   March 31,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 1999          1998
____________________________________________       ___________   ___________
Current liabilities:
  Accounts payable                                $    15,865     $    17,416
  Accrued liabilities                                  11,691           7,918
  Current portion of long-term debt                    10,926          10,460
                                                   __________     ___________
     Total current liabilities                         38,482          35,794

               Long-term debt                         134,626         127,471

Commitments and contingencies (Note 2)                     -               -

Deferred income taxes                                   9,680           9,580

Stockholders' equity:
  Common stock, $.10 par value; 500,000
    shares authorized, 10,000 shares
    issued                                                  1               1
  Capital in excess of par value                       12,652          12,652
  Accumulated other comprehensive loss                 (1,337)         (1,559)
  Retained earnings                                    11,513          12,664
                                                   __________     ___________
                                                       22,829          23,758
                                                   __________     ___________
    Total stockholders' equity                    $   205,617     $   196,603
                                                   ==========      ==========


                           (See accompanying notes)

                               CLIMACHEM, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                  Three Months Ended March 31, 1999 and 1998
                            (Dollars in thousands)



                                                     1999          1998
                                                 ____________   ___________
Businesses continuing at March 31:
Revenues:
  Net sales                                        $   57,361      $  58,614
  Other income                                              -             35
                                                   __________      _________
                                                       57,361         58,649
Costs and expenses:
  Cost of sales                                        44,145         45,831
  Selling, general and administrative                  10,017          9,175
  Interest                                              3,154          3,156
  Other expense                                           176              -
                                                   __________      __________
                                                       57,492         58,162
                                                   __________      __________
  Income (loss) before subsidiary to be
    disposed of during 1999                              (131)           487

Subsidiary to be disposed of during 1999 (Note 4):
  Revenues                                              2,868         4,779
  Operating costs, expenses and interest                3,838         5,342
                                                   __________      ________
                                                         (970)         (563)
Loss before provision (benefit) for
  income taxes                                         (1,101)          (76)
Provision (benefit) for income taxes                       50           (30)
                                                   __________      _________
Net loss                                         $     (1,151)    $      (46)
                                                   ==========      =========

Retained earnings at beginning of period               12,664         15,639
                                                  ___________    ___________
Retained earnings at end of period               $     11,513    $    15,593
                                                  ===========    ===========
Total comprehensive loss:
   Net loss                                      $    (1,151)   $       (46)
   Foreign currency translation
     income (loss)                                       222             10
                                                  ___________    ___________
                                                 $       (929)   $      (36)
                                                 ============    ============

                         (See accompanying notes)

                         CLIMACHEM, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
            Three Months Ended March 31, 1999 and 1998
                      (Dollars in thousands)

                                                      1999            1998
                                                    _________      __________
Cash flows from operations:
  Net loss                                          $  (1,151)     $     (46)
  Adjustments to reconcile net loss
    to cash flows provided (used) by operations:
      Depreciation, depletion and amortization:
        Property, plant and equipment                   2,337          2,355
        Other                                             258            189
      Provision for possible losses on
        receivables and other assets                      293             51
      Provision for deferred income taxes                 100            111
      Cash provided (used) by changes in assets
        and liabilities:
          Trade accounts receivable                    (5,482)        (4,671)
          Inventories                                  (1,035)         2,405
          Supplies and prepaid items                     (956)            57
          Accounts payable                             (1,606)          (111)
          Accrued liabilities                           3,811          1,433
          Due to / from LSB and affiliates                907          2,373
                                                  ___________     __________
Net cash provided (used) by operations                 (2,524)         4,146

Cash flows from investing activities:
    Capital expenditures                               (2,145)        (1,109)
    Payments made for acquisitions                     (3,113)             -
    Proceeds from sales of equipment                        -             19
    Advances to LSB and affiliates                     (1,996)             -
    Decrease (increase) in other assets                 2,093         (1,121)
                                                   ___________     __________

Net cash used in investing activities                  (5,161)        (2,211)

Cash flows from financing activities:
    Payments on long-term debt                         (1,782)        (1,264)
    Net change in revolving debt                        9,006            197
                                                   __________      __________
Net cash provided (used) by financing
   activities                                           7,224         (1,067)
                                                   __________      __________
Net increase (decrease) in cash from
   all activities                                        (461)           868

Cash at beginning of period                               750          3,534
                                                   __________     __________

Cash at end of period                              $      289     $    4,402
                                                   ==========     ==========

                     (See accompanying notes)

                           CLIMACHEM, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
                Three Months Ended March 31, 1999 and 1998


Note 1: Basis of Presentation
_____________________________

The Company, a wholly owned subsidiary of LSB Industries, Inc. ("LSB" or "Parent"), was organized under the laws of the State of Oklahoma in October 1997. The Company's Certificate of Incorporation authorizes the issuance of 500,000 shares of $.10 par value common stock. All of the issued and outstanding shares of common stock of the Company are directly or indirectly owned by LSB. The Company is a holding company which maintains operations through various wholly owned subsidiaries. The Company owns, through its subsidiaries, a substantial portion, but not all, of the operations comprising the Chemical Business and Climate Control Business as previously owned by LSB.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in the accompanying financial statements.

Note 2: Commitments and Contingencies
_____________________________________
Nitric Acid Project
___________________
In June 1997, two wholly owned subsidiaries of the Company, El Dorado Chemical Company ("EDC"), and El Dorado Nitrogen Company ("EDNC"), entered into a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC agreed to act as an agent to construct, and upon completion of construction, operate a nitric acid plant (the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. EDC guaranteed the performance of EDNC's obligations under the Bayer Agreement. Under the terms of the Bayer Agreement, EDNC is to lease the EDNC Baytown plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years from the date on which the EDNC Baytown Plant becomes fully operational. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer agreement may opt against renewal. It is anticipated that construction cost of the EDNC Baytown Plant will approximate $69 million and will be completed in the second quarter of 1999. Construction financing of the EDNC Baytown Plant is provided by an unaffiliated lender. Neither the Company nor EDC has guaranteed any of the repayment obligations for the EDNC Baytown Plant. In connection with the leveraged lease, the Company entered into an interest rate forward agreement to fix the effective rate of interest implicit in such lease. As of March 31,

                         CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
              Three Months Ended March 31, 1999 and 1998


1999, the fair value of such agreement represented a liability of $2.6 million for which the Company has issued a letter of credit totaling the same.

In January 1999, the contractor constructing the EDNC Baytown Plant under a turnkey agreement, informed the Company that it could not complete construction alleging a lack of financial resources. EDNC at that time demanded that the contractor's bonding company provide funds necessary for subcontractors to complete construction. A substantial portion of the costs to complete the EDNC Baytown Plant ($12.9 million), which were to be funded by the construction contractor, have been funded by proceeds from the bonding company; however, the cost to the Company through its leveraged lease is expected to be impacted by these events. As a result of the delay in completion of the EDNC Baytown Plant, the Company's subsidiaries, EDNC and EDC, have entered into an interim supply agreement with Bayer to provide product from the manufacturing facility in El Dorado, Arkansas.

In connection with the EDNC Baytown Plant, EDNC had entered into a long-term production and supply agreement with Bayer. This agreement provided for a commencement date of no later than February 1, 1999. As mentioned above, EDNC is providing product to Bayer under an interim supply agreement until the EDNC Baytown Plant becomes operational. In connection with these agreements, EDNC and Bayer are to determine the financial impact of the delay on Bayer in completing the Baytown Plant as scheduled, and EDNC has agreed to reimburse Bayer for a portion of such losses sustained by Bayer as a result of the delay in completion of the Baytown Plant as originally scheduled. Based on current estimates, the loss associated with these agreements and contract provisions is not expected to be material.

Legal Matters
_____________
Following is a summary of certain legal actions involving the
Company:

A. On February 12, 1996, the Chemical Business entered into a Consent Administrative Agreement ("Administrative Agreement") with the state of Arkansas to resolve certain compliance issues associated with nitric acid concentrators. Pursuant to the Administrative Agreement, the Chemical Business installed additional pollution control equipment to address the compliance issues. The Chemical Business was assessed $50,000 in civil penalties associated with the Administrative

                           CLIMACHEM, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
               Three Months Ended March 31, 1999 and 1998

     Agreement. In the summer of 1996 and then on January 28, 1997, the subsidiary executed amendments to the Administrative Agreement ("Amended Agreements"). The Amended Agreements imposed a $150,000 civil penalty, which penalty has been paid. Since the 1997 amendment, the Chemical Business has been assessed stipulated penalties of approximately $67,000 by the Arkansas Department of Pollution Control and Ecology ("ADPC&E") for violations of certain provisions of the 1997 Amendment. The Chemical Business believes that the El Dorado Plant has made progress in controlling certain off-site emissions; however, such off-site emissions have occurred and continue to occur from time to time, which could result in the assessment of additional penalties against the Chemical Business by the ADPC&E for violation of the 1997 Amendment.

     During May 1997, approximately 2,300 gallons of caustic material spilled when a valve in a storage vessel failed, which was released to a storm water drain, and according to ADPC&E records, resulted in a minor fish kill in a drainage ditch near the El Dorado Plant. In 1998, the ADPC&E issued a Consent Administrative Order ("1998 CAO") to resolve the event. The 1998 CAO includes a civil penalty in the amount of $183,700 which includes $125,000 to be paid over five years in the form of environmental improvements at the El Dorado Plant. The remaining $58,700 was paid in 1998. The 1998 CAO also requires the Chemical Business to undertake a facility-wide wastewater evaluation and pollutant source control program and wastewater facility-wide wastewater minimization program.
     The program requires that the subsidiary complete rainwater drain-off studies including engineering design plans for additional water treatment components to be submitted to the ADCP&E by August 2000. The construction of the additional water treatment components shall be completed by August 2001 and the El Dorado plant has been mandated to be in compliance with final effluent limits on or before February 2002. The wastewater program is currently expected to require future capital expenditures of approximately $5.0 million.

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

                          CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
            Three Months Ended March 31, 1999 and 1998


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

     The Company's Chemical Business is a defendant in a separate lawsuit pending in Missouri. This lawsuit alleges a national conspiracy, as well as a regional conspiracy, directed against explosive customers in Missouri and seeks unspecified damages. The Company's Chemical Business has been included in this lawsuit because it sold products to customers in Missouri during a time in which other defendants have admitted to participating in an antitrust conspiracy, and because it has been sued in the preceding described lawsuit. Based on the information presently available to the Company, the Company does not believe that the Chemical Business conspired with any party, to fix prices in connection with the sale of commercial explosives. The Chemical Business intends to vigorously defend itself in this matter.

     During 1997, a subsidiary of the Company was served with a lawsuit in which approximately 27 plaintiffs have sued approximately 13 defendants, including a subsidiary of the Company alleging personal injury and property damage for undifferentiated compensatory and punitive damages of approximately $7,000,000. Specifically, the plaintiffs assert property damage to their residence and wells, annoyance and inconvenience, and nuisance as a result of daily blasting and round-the-clock mining activities. The plaintiffs are residents living near the Heartland Coal Company ("Heartland") strip mine in Lincoln County, West Virginia, and an unrelated mining operation operated by Pen Coal Inc. During 1999, the plaintiffs withdrew all personal injury claims previously asserted in this litigation. Heartland employed the subsidiary to provide blasting materials and personnel to load and shoot holes drilled by employees of Heartland. Down hole blasting services were provided by the subsidiary at Heartland's premises from approximately August 1991, until approximately August 1994. Subsequent to August 1994, the subsidiary supplied blasting materials to the reclamation contractor at Heartland's mine. In connection with the subsidiary's activities at Heartland, the subsidiary has entered into a contractual indemnity to Heartland to indemnify

                          CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
              Three Months Ended March 31, 1999 and 1998


     Heartland under certain conditions for acts or actions taken by the subsidiary for which the subsidiary failed to take, and Heartland is alleging that the subsidiary is liable thereunder for Heartland's defense costs and any losses to, or damages sustained by, the plaintiffs in this lawsuit as a result of the subsidiary's operations. Discovery in this litigation in process. The Company intends to vigorously defend itself in this matter. Based on the limited information available, the subsidiary's counsel believes that the subsidiaries' possible loss, if any, related to this litigation is not presently expected to have a material adverse effect on the Company.

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

Note 3: Transactions with Related Parties
_________________________________________

On November 21, 1997, the Company and LSB entered into a services agreement (the "Services Agreement") pursuant to which LSB provides to the Company various services to the operations and businesses of the Company. The Company will pay to, or reimburse, LSB for the Company's payroll that is paid by LSB and the costs and expenses incurred by LSB in the performance of the Services Agreement.

Under the terms of the Services Agreement, the Company will also pay to, or reimburse, LSB for the value of the office facilities of LSB, including LSB's principal offices and financial accounting offices utilized in the performance of the Services Agreement.

Charges for such services included in the accompanying condensed consolidated financial statements were $1,050,300 and $587,000 for the quarterly periods ended March 31, 1999 and 1998, respectively. Management of the Company believes these charges from LSB reasonably approximate additional general and administrative costs which would have been incurred if the Company had been an independent entity during such periods. These amounts do not include reimbursements for costs described in the next paragraph or

                            CLIMACHEM, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
                Three Months Ended March 31, 1999 and 1998


amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

The Services Agreement also provides that LSB will permit employees of the Company and its subsidiaries to continue to participate in the benefit plans and programs sponsored by LSB. The Company will pay to, or reimburse, LSB for the costs associated with participation by the employees of the Company in LSB's benefit plans and programs.

On November 21, 1997, LSB and the Company entered into a management agreement (the "Management Agreement"), which provides that LSB will provide to the Company, managerial oversight and guidance concerning the broad policies, strategic decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB. No amounts were paid to LSB by the Company under the Management Agreement during the quarter ended March 31, 1999.

On November 21, 1997, the Company and LSB entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for, among other things, the allocation of payments of taxes for periods during which the Company and its subsidiaries and LSB are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state, local or foreign tax purposes. So long as the Company is included in LSB's consolidated federal income tax returns or state consolidated combined or unitary tax returns, the Company will be required to pay to LSB an amount equal to the Company's consolidated federal and state income tax liability calculated as if the Company and its subsidiaries were a separate consolidated tax group and not part of LSB's consolidated tax group. For the quarters ended March 31, 1999 and 1998, the Company did not pay LSB and is not obligated to pay LSB any amount under the Tax Sharing Agreement.

Under the terms of an Indenture between the Company, the guarantors and the trustee relating to $105 million principal amount of 10 3/4% Senior Notes due 2007 (the "Notes"), the Company is permitted to distribute or pay in the form of dividends and other distributions to LSB in connection with the Company's outstanding equity securities or loans, (a) advances or investments to any person (including LSB), up to 50% of the Company's consolidated net income for the period (taken as one accounting period), commencing on January 1, 1998, to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate

                          CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
             Three Months Ended March 31, 1999 and 1998


net cash proceeds received by the Company from the sale of its capital stock. This limitation will not prohibit (i) payment to LSB under the Services Agreement, Management Agreement and the Tax Sharing Agreement, or(ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration. For the quarters ended March 31, 1999 and 1998, the Company did not make any distributions or pay any dividends to LSB.

In 1995, a subsidiary of LSB invested approximately $2.8 million to purchase a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"). The Project had been awarded a contract to retrofit residential housing units at a U.S. Army base which it completed during 1996. The completed contract was for installation of energy-efficient equipment (including air conditioning and heating equipment), which would reduce utility consumption. For the installation and management, the project will receive an average of seventy-seven percent (77%) of all energy and maintenance savings during the twenty (20) year contract term. In January 1999, the Company purchased this investment by purchasing the stock of an LSB subsidiary that owned the Project. The Company paid $3.1 million to LSB in connection with this purchase. This amount equaled the book value of the investment on the books of LSB's subsidiary, which approximated the investment's fair value, at the date of purchase.

The Company's Climate Control Business leases the facilities of one of its Climate Control manufacturing subsidiaries and certain production equipment from a subsidiary of LSB that is not the Company or a subsidiary of the Company under an operating lease. Rental expense associated with these leases was $176,705 and $118,750 during the first quarter of 1999 and 1998, respectively.

The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At March 31, 1999, the Company had loans and advances due from LSB of approximately $13.4 million, $10.0 million of which were made to LSB from the proceeds of the sale of the Notes and bear interest at 10-3/4%, maturing November 2007. The remainder of the these loans to LSB and affiliates relate to cash advances from the Company to LSB and affiliates prior to the sale of the Notes and these loans are due November 2007 and bear interest at 7% per annum. The Company has $2.2 million due from LSB and affiliates as of March 31, 1999, included in current assets, which includes approximately $2.0 million in advances to LSB as permitted under the terms of the Indenture and the remainder related primarily to accrued interest

                          CLIMACHEM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             Three Months Ended March 31, 1999 and 1998


on the above-referenced loans and advances offset by amounts owed to LSB under the Management Agreement, which is non-interest bearing.

Note 4: Subsequent Event
________________________

On May 7, 1999, the Company's wholly owned subsidiary, Total Energy Systems Limited and its subsidiaries ("TES") entered into an agreement (the "Asset Sale Agreement") to sell substantially all the assets of TES ("Defined Assets"). Under the Asset Sale Agreement, TES retains its liabilities and will liquidate such liabilities from the proceeds of the sale and from the collection of its accounts receivables which were retained by TES pursuant to the Asset Sale Agreement.

The gain or loss on the closing of the Asset Sale Agreement is subject to the fluctuation in the exchange rate between Australian dollars and U. S. dollars prior to the close. At the date of this report, the gain or loss associated with this transaction is expected to be comprised primarily of disposition costs of approximately $250,000, the recognition in earnings of the cumulative foreign currency loss at such time ($1,337,000 at March 31, 1999) and the amount, if any, related to the resolution of certain environmental matters.

The Asset Sale Agreement is subject to certain conditions precedent, including the purchaser receiving proper authorization from specifically identified government and industry regulatory agencies in Australia, and resolution of certain environmental matters.

The Company expects to finalize the Asset Sale Agreement in the second quarter of 1999, but there are no assurances that the Company will be successful in doing so.

Transactions with LSB and Affiliates

     During the latter part of March 1999, LSB's management began considering the realignment of certain of LSB's overhead to better match its focus on the Company and its subsidiaries' operations. Consistent with this realignment, in April 1999, the Company's Board of Directors approved the acquisition of certain assets from LSB in accordance with the terms of the Indenture to which the Company and its subsidiaries are parties to and the loan agreement that LSB and subsidiaries of the Company are borrowing under, which assets are materially related to the lines of business of the

                           CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
              Three Months Ended March 31, 1999 and 1998


Chemical and Climate Control Businesses. These assets are real estate and improvements located thereon in which the Climate Control Business will conduct certain manufacturing operations, and a subsidiary of LSB that owns an option to acquire a French HVAC manufacturing company and all amounts due and payable from such French manufacturer or its parent to LSB. This transaction was closed during the second quarter of 1999, and the Company paid LSB $2.6 million for the option and receivables due from the French manufacturer and its parent. It is anticipated that the Company will acquire the real estate discussed above from LSB during the second or third quarter of 1999. The final purchase price to be paid to LSB for the real estate will be approximately $2.1 million, of which the Company has deposited approximately $1.9 million against the purchase of such real estate.

Note 5: Segment Information
___________________________
                                     Three Months Ended March 31,
                                           1999          1998
                                       ___________     _________
                                            (in thousands)
                                              (unaudited)
Sales:
  Businesses continuing:
    Chemical                            $ 30,662       $ 28,678
    Climate Control                       26,699         29,936
  Subsidiary to be disposed of:
    Chemical                               2,868          4,746
                                        ________       ________
                                        $ 60,229       $ 63,360
                                        ========       ========
Operating profit (loss):
  Businesses continuing:
    Chemical                            $  1,462       $ 1,123
    Climate Control                        2,410         2,452
  Subsidiary to be disposed of:
    Chemical                                (743)         (439)
                                        ________       _______
                                           3,129         3,136
Unallocated fees from services
  Agreement and general corporate
  expenses, net                            (674)            -
Interest income                             340           354
Other income (expense), net                (278)          101
Interest expense                         (3,618)       (3,667)
                                        _______        _______

Loss before benefit for income taxes    $ (1,101)      $   (76)
                                        ========       =======

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of
Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's March 31, 1999 Condensed
Consolidated Financial Statements.

     Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

OVERVIEW

     In October 1997, the Company was organized as a new wholly owned subsidiary of LSB Industries, Inc. ("LSB"). The Company owns substantially all of LSB's Chemical and Climate Control Businesses.
See Note 1 of Notes to Condensed Consolidated Financial Statements.
Information about the Company's operations in different industry segments for the three months ended March 31, 1999 and 1998 is detailed below.

                                       Three Months Ended March 31,
                                          1999             1998
                                       ____________   ______________
                                              (in thousands)
                                                (unaudited)
Sales:
  Businesses continuing:
    Chemical                           $   30,662      $   28,678
    Climate Control                        26,699          29,936
  Subsidiary to be disposed of (1):
    Chemical                                2,868           4,746
                                       __________      __________
                                       $   60,229      $   63,360
                                       ==========      ==========
Gross profit (loss) (2):
  Businesses continuing:
    Chemical                           $    4,951      $    4,430
    Climate Control                         8,265           8,353
  Subsidiary to be disposed of (1):
    Chemical                                 (158)            166
                                       __________      __________
                                       $   13,058      $   12,949
                                       ==========      ==========
Operating profit (loss) (3):
  Businesses continuing:
    Chemical                           $    1,462      $    1,123
    Climate Control                         2,410           2,452
  Subsidiary to be disposed of (1):
    Chemical                                 (743)           (439)
                                        _________      __________
                                            3,129           3,136


Unallocated fees from services
  Agreement and general corporate
  expenses, net                             (674)              -
Interest income                              340             354
Other income (expense), net                 (278)            101
Interest expense                          (3,618)         (3,667)
                                      ___________     ___________
Loss before income taxes             $     (1,101)   $        (76)
                                      ===========    ============

(1) On May 7, 1999, the Company's wholly owned Australian subsidiary, TES, entered into an agreement to sell substantially all of its assets, subject to certain conditions precedent. See Note 4 of Notes to Condensed Consolidated Financial Statements for further information. The operating results for TES have been presented separately in the above table.

(2) Gross profit by industry segment represents net sales less cost of sales.

(3) Operating profit (loss) by industry segment represents gross profit less operating expenses before deducting interest expense and income taxes.

Chemical Business
_________________

Sales in the Chemical Business (excluding the subsidiary to be disposed of) have increased from $28.7 million in the three months ended March 31, 1998 to $30.7 million in the three months ended March 31, 1999 (an increase of 7.0%) and the gross profit (excluding the subsidiary being disposed of) has increased from $4.4 million in 1998 to $5.0 in 1999, and the gross profit percentage (excluding the subsidiary to be disposed of) has increased from 15.4% in 1998 to 16.1% in 1999.

     The cost of the Chemical Business' primary raw material, anhydrous ammonia, averaged approximately $22 per ton less in the first quarter of 1999, than in the first quarter of 1998. The Chemical Business purchases approximately 220,000 tons of anhydrous ammonia per year under three contracts expiring in April, 2000, June, 2000, and December, 2000, respectively. The Company's purchase price of anhydrous ammonia under these contracts can be higher or lower than the current market spot price of anhydrous ammonia. Pricing is subject to variations due to numerous factors contained in these contracts. Based on the price calculations contained in the contracts, the contract expiring in April, 2000 is presently priced above the current market spot price. The Chemical Business is required to purchase 120,000 tons of its requirements under a contract expiring in April, 2000, at least 24,000 tons of its requirements under a second contract expiring in June, 2000, and 60,000 tons of its requirements under a third contract expiring in December, 2000, with additional quantities of anhydrous ammonia available under each contract. Anhydrous ammonia is not being currently supplied under the contract expiring in December, 2000, due to that supplier's declaration of an event of force majeure as a result of a shut down of its plant due to mechanical problems.

The Company has been able to obtain anhydrous ammonia from other sources on similar terms as provided in the contract expiring in December, 2000.

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

     In June, 1997, a subsidiary of the Company entered into an agreement with Bayer Corporation ("Bayer") whereby one of the Company's subsidiaries is acting as agent to construct a nitric acid plant located within Bayer's Baytown, Texas chemical plant complex. This plant will be operated by the Company's subsidiary and will supply nitric acid for Bayer's polyurethane business under a long-term supply contract. Management estimates that, after the initial startup phase of operations at the plant, at full production capacity based on terms of the Bayer Agreement and dependent upon the price of anhydrous ammonia, based on the price of anhydrous ammonia as of the date of this report, the plant should generate approximately $35 million to $50 million in annual gross revenues. Unlike the Chemical Business' regular sales volume, the market risk on this additional volume is much less since the contract provides for recovery of costs, as defined, plus a profit. It is anticipated that the construction of the nitric acid plant at Bayer's facility in Baytown, Texas, will cost approximately $69 million and construction will be completed in the second quarter of 1999. The Company's subsidiary is to lease the nitric acid plant pursuant to a leverage lease from an unrelated third party for an initial term of ten (10) years from the date that the plant becomes fully operational, and the construction financing of this plant is being provided by an unaffiliated lender.

     The results of operation of the Chemical Business' Australian subsidiary have been adversely affected due to the recent economic developments in certain countries in Asia. These economic developments in Asia have had a negative impact on the mining industry in Australia which the Company's Chemical Business services. As these adverse economic conditions in Asia have continued, such have had an adverse effect on the Company's consolidated results of operations. On May 7, 1999, the Company's wholly owned Australian subsidiary entered into an agreement to sell substantially all of its assets, subject to certain conditions precedent. See Note 4 of Notes to Condensed Consolidated Financial Statements and Item 5 "Other Information" of Part II of this report for further information concerning this transaction. There are no assurances that this sale will be successfully completed.

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

     Although sales in the Climate Control Business were 10.8% lower in the three months ended March 31, 1999, than in the three months ended March 31, 1998, the gross profit remained approximately $8.3 million in both periods. The gross profit percentage of the Climate Control Business has improved from 27.8% in the first quarter of 1998 to 31.2% in the first quarter of 1999.

RESULTS OF OPERATIONS
_____________________
Three months ended March 31, 1999 vs. Three months ended March 31,
1998.
_________________________________________________________________
     Revenues
     ________
     Total revenues for the three months ended March 31, 1999 and 1998 were $60.2 million and $63.4 million, respectively (a decrease of $3.2 million). Sales decreased $3.1 million and other income decreased $.1 million.

     Net Sales
     _________
     Consolidated net sales included in total revenues for the three months ended March 31, 1999 were $60.2 million, compared to $63.3 million for the first three months of 1998, a decrease of $3.1 million. This decrease in sales resulted from: (i) decreased sales in the Climate Control Business of $3.2 million due to decreased sales in this Business' Heat Pump and Fan Coil product lines, offset by (ii) increased sales in the Chemical Business of $.1 million primarily due to sales of nitric acid products pursuant to the Bayer Agreement (see Note 2 of Notes to Condensed Consolidated Financial Statements), offset by reduced sales of the Australian subsidiary and reduced selling prices of the Company's nitrogen end products due to reduced raw material cost and general supply and demand.

     Gross Profit
     ____________
     Gross profit was 21.7% for the first three months of 1999, compared to 20.4% for the first three months of 1998. The increase in the gross profit percentage was due primarily to (i) improved product mix and pricing, as well as reduced costs of component parts, in the Company's heat pump product line, and (ii) lower raw material costs in the Chemical Business due to the effect of lower prices of anhydrous ammonia in 1999.

     Selling, General and Administrative Expense
     ____________________________________________
     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 17.6% in the three month period ended March 31, 1999, compared to 15.4% for the first three months of 1998. This increase is primarily the result of increased charges of direct costs from LSB pursuant to the Services Agreement associated with the Nitric Acid Project, the possible sale of TES and the development of new product lines in the Climate Control Business. Additionally, the Company experienced decreased sales volume in the Climate Control Business and the Australian subsidiary of the Chemical Business without an equivalent corresponding decrease in SG&A.

     Interest Expense
     _________________
     Interest expense for the Company was $3.2 million during the first quarter of 1999, compared to $3.2 million during the first quarter of 1998.

     Loss Before Taxes
     _________________
     The Company had a loss before income taxes of $1.1 million in the first quarter of 1999 compared to a loss before income taxes of $.1 million in the three months ended March 31, 1998. The decreased profitability of $1.0 million was primarily due to increased SG&A expenses as previously discussed.

     Benefit for Income Taxes
     ________________________
     The provision for income taxes pursuant to the terms of the Tax Sharing Agreement as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements was $50,000 for the first quarter of 1999 on a pre-tax loss of $1.1 million compared to a credit for income taxes of $30,000 in the first quarter of 1998 on a pre-tax loss of $76,000. The income tax provision in 1999 primarily relates to state income taxes of the Chemical Business.

LIQUIDITY AND CAPITAL RESOURCES
_______________________________
Cash Flow From Operations
_________________________
     Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow, borrowings under its revolving credit facilities, and by issuance of senior unsecured notes in November 1997.

     Net cash used by operations for the quarter ended March 31, 1999 was $2.5 million, after $2.6 million for noncash depreciation and amortization, $.4 million in provisions for possible losses on accounts receivable, and the following changes in assets and liabilities: (i) accounts receivable increases of $5.5 million;
(ii) inventory increases of $1.0 million; (iii) increases in supplies and prepaid items of $1.0 million; (iv) increases in accounts payable and accrued liabilities of $2.2 million; and (v) $.9 million decrease in the amount due from LSB and affiliates. The increase in accounts receivable was primarily due to increased days of sales outstanding in the Climate Control Business and seasonal sales of agricultural products in the Chemical Business. The increase in inventory was due primarily to increases in the Climate Control Business in anticipation of higher sales volume in the heat pump product lines and increases in the Chemical Business due to less than anticipated sales of the Australian subsidiary. The increase in accounts payable and accrued liabilities resulted primarily from the accrual of interest expense related to senior unsecured notes which is payable semi-annually, offset by a reduction in accounts payable.

Cash Flow From Investing And Financing Activities
__________________________________________________
     Cash used by investing activities for the quarter ended
March 31, 1999 included $2.1 million in capital expenditures, a $3.1 million payment made for an acquisition, and a $2.0 million advance to LSB and affiliates offset by $2.1 million provided by decreases in other assets. The capital expenditures took place in the Chemical and Climate Control Businesses to enhance production and product delivery capabilities. The payment made for acquisition relates to the purchase of all of the stock of a subsidiary of LSB that held an option to acquire an energy conservation joint venture (see Note 3 of Notes to Condensed Financial Statements). The advance to LSB and affiliates, as permitted under the terms of the Indenture relating to the Notes, was made in the first quarter of 1999. The decrease in other assets was primarily due to the reduction of deposits made in connection with an interest rate hedge contract related to the EDNC Baytown Plant leveraged lease.

     Net cash used by financing activities included payments on long-term debt of $1.8 million and net increases in revolving debt of $9.0 million.

Source of Funds
_______________
     The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

     The Company owns substantially all of LSB's Chemical and Climate Control Businesses. On November 26, 1997, the Company issued senior unsecured notes which were exchanged with registered senior notes of the same amount and substantially the same terms in April 1998 ("Notes"), in the aggregate amount of $105 million pursuant to the terms of an indenture (the "Indenture"). The Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all, except for one inconsequential subsidiary, of the existing and all of the future subsidiaries of the Company.

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

     LSB, certain subsidiaries of LSB that are not subsidiaries of the Company, and certain subsidiaries of the Company are parties to a working capital revolving line of credit evidenced by four (4) loan agreements ("Revolving Credit Agreement") with an unrelated lender ("Lender") collateralized by receivables, inventory, proprietary rights and proceeds thereof of the Company and the subsidiaries that are parties to the Revolving Credit Agreement. The Revolving Credit Agreement, as amended, provides for revolving credit facilities ("Revolver") for total direct borrowings up to $65.0 million, including the issuance of letters of credit. Under the Revolver, the Company can borrow up to the full $65 million based on certain percentages of eligible collateral, with LSB and certain subsidiaries of LSB that are not the Company or subsidiaries of the Company having a right to borrow, on a revolving basis, up to $24 million of the $65 million based on eligible collateral. As of March 31, 1999, LSB and its subsidiaries other than the Company and its subsidiaries have borrowed $16.1 million under the Revolver. Any amounts borrowed by LSB and its subsidiaries that are not subsidiaries of the Company will reduce the amount that the subsidiaries of the Company may borrow at any one time under the Revolver. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Revolving Credit Agreement, as amended, provides for interest at the lender's prime rate plus .5% per annum or, at the Company's option, on the Lender's LIBOR rate plus 2.875% per annum (which rates are subject to increase or reduction based upon achieving specified availability and adjusted tangible net worth levels). At March 31, 1999, the effective interest rate was 8.2%. The term of the Revolving Credit Agreement is through December 31, 2000, and is renewable thereafter for successive thirteen month terms. At March 31, 1999, the availability for additional borrowings by the subsidiaries of the Company, based on eligible collateral, approximated $16.7 million. Borrowings by subsidiaries of the Company under the Revolver outstanding at March 31, 1999, were $18.5 million.

     On May 10, 1999, a subsidiary of LSB, which is not a subsidiary of the Company entered into a new credit facility with a third party lender, reducing outstanding borrowings under the Revolving Credit Agreement by $11.9 million. The event also served to eliminate the Company's requirement to maintain certain financial ratios, so long as availability under the Revolving Credit Agreement does not fall below $15.0 million. If availability does drop below $15.0 million, the Revolving Credit Agreement requires the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. The annual interest on the outstanding debt under the Revolver at March 31, 1999, at the rates then in effect would approximate $1.5 million. The Revolving Credit Agreement also require the payment of an annual facility fee of 0.5% of the unused Revolver.

     In addition to the Revolving Credit Agreement discussed above, as of March 31, 1999, the Company's wholly owned subsidiary, DSN Corporation ("DSN"), is a party to several loan agreements with a financial company (the "Financing Company") for three projects. At March 31, 1999, DSN had outstanding borrowings of $10.3 million under these loans. The loans have repayment schedules of 84 consecutive monthly installments of principal and interest. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at March 31, 1999, at the agreed to interest rates would approximate $.9 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements, which have been waived through June 2000.

     The Company's Australian subsidiary has a revolving credit working capital facility with a bank (the "TES Revolving Facility"). The TES Revolving Facility is approximately AUS$10.5 million (approximately US$6.5 million). The TES Revolving Facility allows for borrowings based on specific percentages of qualified eligible assets. At March 31, 1999, based on the effective exchange rate, the borrowings under the TES Revolving Facility were approximately US$7.2 million (AUS$11.6 million). The borrowings include approximately US$1.2 million of cash disbursements not presented to the bank for payment prior to March 31, 1999. There are no assurances that the bank would have cleared these checks if they were presented for payment; however, TES received adequate customer collections subsequent to March 31, 1999, to provide availability under their line of credit as such checks were presented for payment. Such debt is secured by substantially all the assets of TES, plus an unlimited guarantee and indemnity from LSB and certain subsidiaries of TES. The interest rate on this debt is dependent upon the borrowing option elected by TES and had a weighted average rate of 6.87% at March 31, 1999. TES is in technical noncompliance with a certain financial covenant contained in the loan agreement involving the TES Revolving Facility. However, this covenant was not met at the time of closing of this loan and the bank has continued to extend credit under this facility. The outstanding borrowing under the TES Revolving Facility at March 31, 1999, has been classified as due within one year in the accompanying consolidated financial statements. As previously noted in this report, TES has entered into an Asset Sale Agreement, as discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, for the sale of substantially all of the assets of TES. The completion of this sale is subject to certain conditions, and, as a result, there are no assurances that the Company will sell TES. Under the terms of the Indenture to which ClimaChem is bound by, the net cash proceeds from the sale of TES, if completed, are required (1) within 270 days from the date of the sale to be applied to the redemption of the notes issued under the Indenture or to the repurchase of such notes, or
(2) within 240 days from the date of such sale, the amount of the net cash proceeds be invested in a related business of ClimaChem or the Australian subsidiary or used to reduce indebtedness of ClimaChem.

     In 1995, a subsidiary of LSB invested approximately $2.8 million to purchase a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"). The Project had been awarded a contract to retrofit residential housing units at a US Army base which it completed during 1996. The completed contract was for installation of energy-efficient equipment (including air conditioning and heating equipment), which would reduce utility consumption. For the installation and management, the Project will receive an average of seventy-seven percent (77%) of all energy and maintenance savings during the twenty (20) year contract term. In January 1999, the Company agreed to purchase this investment by purchasing the stock of an LSB subsidiary that owned the Project. The Company paid $3.1 million to LSB in connection with this purchase. This amount equaled the book value of the investment on the books of LSB's subsidiary, which approximated the investment's fair value, at the date of purchase.

     During the latter part of March 1999, LSB's management began considering the realignment of certain of LSB's overhead to better match its focus on the Company and its subsidiaries' operations. Consistent with this realignment, in April 1999, the Company's Board of Directors approved the acquisition of certain assets from LSB in accordance with the terms of the Indenture to which the Company and its subsidiaries are parties to and the loan agreement that LSB and subsidiaries of the Company are borrowing under, which assets are materially related to the lines of business of the Chemical and Climate Control Businesses. These assets are real estate and improvements located thereon in which the Climate Control Business will conduct certain manufacturing operations, and a subsidiary of LSB that owns an option to acquire a French HVAC manufacturing company and all amounts due and payable from such French manufacturer or its parent to LSB. This transaction was closed during the second quarter of 1999, and the Company paid LSB $2.6 million for the option and payables due from the French manufacturer and its parent. It is anticipated that the Company will acquire the real estate discussed above from LSB during the second or third quarter of 1999. The final purchase price to be paid to LSB for the real estate will be approximately $2.1 million, of which the Company has deposited approximately $1.9 million against the purchase of such real estate.

     As a result of increased services to be provided by LSB on behalf of the Company during 1999, and the anticipated results of the company for 1999, the Company anticipates that the amounts to be paid to LSB under these agreements will be greater than the amount paid during 1998.

     Future cash requirements include working capital requirements for anticipated sales increases in all businesses, funding for anticipated increased payments to LSB pursuant to the Services Agreement, the Management Agreement and the Tax Sharing Agreement and funding for future capital expenditures (including the purchase of certain assets from LSB as discussed above). Funding for the higher accounts receivable and inventory requirements resulting from anticipated sales increases, funding for anticipated purchases of certain assets from LSB and funding for payments under the Services Agreement, Management Agreement and Tax Sharing Agreement will be provided by cash flow generated by the Company and the revolving credit facilities discussed elsewhere in this report. Currently, LSB and certain subsidiaries of LSB, including the Company, are limited to capital expenditures of $10.0 million annually under the Revolving Credit Agreement discussed above. In 1999, the Company has planned capital expenditures of approximately $9.5 million, a certain amount of which it anticipates will be financed by equipment finance contracts on a term basis and in a manner allowed under its various loan agreements. Such capital expenditures include approximately $2.4 million, which the Chemical Business anticipates spending related to environmental control facilities at its El Dorado Facility. The Company currently has no material commitment for capital expenditures.

     Management believes that cash flows from operations, the Company's revolving credit facilities, and other sources will be adequate to meet its presently anticipated capital expenditure, working capital, and debt service requirements. The Company's subsidiary has agreed to act as an agent to construct a nitric acid plant for Bayer's Baytown, Texas, facility. See "Overview - Chemical Business" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the fact that the Company's subsidiary has agreed to act as agent to construct a nitric acid plant. Further, the Company's Chemical Business will be required to incur additional capital expenditures as discussed in Note 2 of Notes to the Company's Condensed Consolidated Financial Statements regarding an Administrative Agreement and Consent Administrative Order related to the Chemical Business' wastewater treatment system. At the date of this report, the future cost of the expenditure for these environmental matters has been estimated to be approximately $5.0 million, with $2.4 million being paid in 1999 ($443,000 in the first quarter of 1999) and the balance in 2000.

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

     Starting in 1996 through March 31, 1999, LSB has capitalized approximately $1.0 million in costs to accomplish its enhancement program. The capitalized costs include $425,000 in external programming costs, with the remainder representing hardware and software purchases. LSB anticipates that the remaining cost to complete this IT systems enhancement project will be less than $100,000, and such costs will be capitalized.

     LSB's plan to identify and resolve the Year 2000 Issue involved the following phases: assessment, remediation, testing and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. Based on assessments, the Company determined that it was required to modify or replace certain portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999. For its IT exposures which include financial, order management, and manufacturing scheduling systems, the Company is 100% complete on the assessment and remediation phases. As of the date of this report, the Company has completed its testing and has implemented its remediated systems for all of its businesses. The assessments also indicated that limited software and hardware (embedded chips) used in production and manufacturing systems ("operating equipment") also are at limited risk. The Company has completed its assessment and identified remedial action which will be completed in the second quarter 1999. In addition, the Company has completed its assessment of its product line and determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, based on the Company's current assessment, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

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

Contingencies
_____________
      The Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome. The preceding sentence is a forward-looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, among other factors, the following: the EIL Insurance does not provide coverage to the Company and the Chemical Business for any material claims made by the claimants, the claimants alleged damages are not covered by the EIL Policy which a court may find the Company and/or the Chemical Business liable for, such as punitive damages or penalties, a court finds the Company and/or the Chemical Business liable for damages to such claimants for a material amount in excess of the limits of coverage of the EIL Insurance or a court finds the Chemical Business liable for a material amount of damages in the antitrust lawsuits pending against the Chemical Business in a manner not presently anticipated by the Company. See Note 2 of Notes to Condensed Consolidated Financial Statements.

Quantitative and Qualitative Disclosures about Market Risk
__________________________________________________________
General
_______
     The Company's results of operations and operating cash flows are impacted by changes in market interest rates and raw material prices for products used in its manufacturing processes. The Company also has a wholly owned subsidiary in Australia, for which the Company has foreign currency translation exposure. The derivative contracts used by the Company are entered into to hedge these risks and exposures and are not for trading purposes. All information is presented in U. S. dollars. See Note 4 of Notes to Consolidated Financial Statements for a discussion of the Australian subsidiary in 1999.

Interest Rate Risk
__________________
     The Company's interest rate risk exposure results from its debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for an expanded analysis of expected maturities of long-term debt and its weighted average interest rates and discussion related to raw material price risk.

     As of March 31, 1999, the Company's variable rate and fixed rate debt which aggregated $146.6 million exceeded the debt's fair market value by approximately $3.2 million. The fair value of the Company's Senior Notes was determined based on a market quotation for such securities.

     The Company is also a party to a series of agreements under which, upon completion of construction, it will lease a nitric acid plant. The minimum lease payments associated therewith until execution will be directly impacted by the change in interest rates. To mitigate a portion of the Company's exposure to adverse market changes related to this leveraged lease, in 1997 the Company entered into an interest rate forward agreement whereby the Company is the fixed rate payor on notional amounts aggregating $25 million, net to its 50% interest, with a weighted average interest rate of 7.12%. The Company accounts for this forward under the deferral method, so long as high correlation is maintained, whereby the net gain or loss upon settlement will adjust the item being hedged, the minimum lease rentals, in periods commencing with the lease execution. As of March 31, 1999, the fair value of this interest rate forward agreement represented a liability of approximately $2.6 million ($3.3 million at December 31, 1998) net to the Company's 50% interest.

Foreign Currency Risk
_____________________
     The Company has a wholly owned subsidiary located in Australia, for which the functional currency is the local currency, the Australian dollar. Since the Australian subsidiary accounts are converted into U.S. dollars upon consolidation using the end of the period exchange rate, declines in value of the Australian dollar to the U.S. dollar result in translation loss to the Company. Additionally, any cumulative foreign currency translation loss will impact operating results in the period the Company sells or disposes of substantially all of its investment in the subsidiary. As of March 31, 1999, the Company's net investment in this Australian subsidiary was $5.7 million ($5.8 million at December 31,1998) with the cumulative translation loss not recognized in results of operations aggregating approximately $1.3 million ($1.6 million at December 31, 1998).

                     SPECIAL NOTE REGARDING
                    FORWARD-LOOKING STATEMENTS

     Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking Statements. Forward-Looking Statements contained herein relate to, among other things, (i) ability to improve operations and become profitable on an annualized basis, (ii) construction costs of the EDNC Baytown Plant will approximate $69 million and will be completed by the second quarter of 1999, (iii) delay in completing the Baytown Plant as scheduled will not result in material losses,
(iv) the sale of substantially all of the assets of the Company's Australian subsidiary, (v) amount to be spent in 1999 relating to compliance with federal, state and local Environmental laws at the El Dorado Facility, (vi) Year 2000 issues, (vii) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations, (viii) anticipated financial performance, (ix) ability to comply with the Company's general working capital and debt service requirements, (x) ability of the EDNC Baytown Plant to generate $35 to $50 million in gross revenues once operational. While the Company believes the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues, (iii) material increase in interest rates; (iv) inability to collect in a timely manner a material amount of receivables,
(v) increased competitive pressures, (vi) inability to meet the "Year 2000" compliance of the computer system by the Company, its key suppliers, customers, creditors, and financial service organization, (vii) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending (viii) additional releases (particularly air emissions into the environment), (ix) potential increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, (x) inability to retain management or to develop new management, (xi) the requirement to use internally generated funds for purposes not presently anticipated, (xii) the effect of additional production capacity of anhydrous ammonia in the western hemisphere, (xiii) the cost for the purchase of anhydrous ammonia increasing or the Company's inability to purchase anhydrous ammonia on favorable terms when a current supply contract terminates, (xiv) changes in competition,
(xv) the loss of any significant customer, (xvi) changes in operating strategy or development plans, (xvii) inability to fund the working capital and expansion of the Company's businesses, (xviii) adverse results in any of the Company's pending litigation,
(xix) inability to obtain necessary raw materials, (xx) inability to finalize the sale of TES due to the Australian government's failure to approve the sale or the potential buyer's inability or refusal to complete the sale; (xxi) Bayer's inability or refusal to purchase all of the Company's production at the new Baytown nitric acid plant; (xxii) material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company; and (xxiii) other factors described "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

              Independent Accountants' Review Report



Board of Directors
ClimaChem, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of ClimaChem, Inc. and subsidiaries as of March 31, 1999, and the related condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ClimaChem, Inc. as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1999, except for paragraphs (A) and (D) of Note 6, as to which the date is April 14, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                              /s/ Ernst & Young LLP

                              ERNST & YOUNG LLP


Oklahoma City, Oklahoma
May 14, 1999

                            PART II
                       OTHER INFORMATION


Item 1.   Legal Proceedings
_______   _________________
     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 1998, which Item 3 is incorporated by reference herein.

Item 2.   Changes in Securities and Use of Proceeds
_______   _________________________________________
     Not applicable.

Item 3.   Defaults upon Senior Securities
______    _______________________________
     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
_______   ___________________________________________________
     Not applicable.

Item 5.   Other Information
______    _________________
     (A) During January 1999, the Company purchased from LSB all of the issued and outstanding capital stock of a subsidiary of LSB that owns a 50% equity interest in an energy conservation joint venture (the 'Project"). The Project was awarded a contract to retrofil residential housing units at a U. S. Army base which it completed during 1996. The completed contract was for installation of energy-efficient equipment (including air conditioning and testing equipment). Under the terms of the Project, the Project is to be paid for such installation and management of the Project 77% of all energy and maintenance savings during the 20-year term of the contract. The Company paid LSB $3.1 million for the stock of LSB's subsidiary, which was the subsidiary's book value of this investment. See Note 3 of Notes to Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (B) During the latter part of March 1999, LSB began considering the realignment of certain of LSB's overhead to better match its focus on LSB's and the Company's operations. Pursuant to this realignment, in April 1999, the company acquired from LSB all of the stock of a subsidiary of LSB that owns an option to acquire a French HVAC manufacturing company and the amounts due and payable to LSB from the French company and/or its parent company and security interest to secure repayment of such loans and advances made by LSB. The Company paid LSB the sum of $2.6 million for all of the stock of such subsidiary which was LSB's book value of its investment in the option and such loans and advances. See Note 3 to Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     (C) On May 7, 1999, the Company's wholly owned Australian subsidiary entered into an agreement (the "Asset Sale Agreement") to sell substantially all of its assets, subject to certain conditions precedent that must be complied with. The conditions precedent include, but are not limited to, Australian governmental approvals and environmental audits. Although there are no assurances the sale will be completed, the Company believes that this transaction will be completed during the second quarter of 1999. See Note 4 of Notes to Condensed Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this report for further information concerning the Asset Sale Agreement.

Item 6.   Exhibits and Reports on Form 8-K
______    ________________________________
     (A)  Exhibits.
          _________
          The Company has included the following exhibits in this report:

          10.1 Asset Purchase Agreement, dated May 7, 1999, between Quantum Explosives Pty. Limited and Total Energy Systems Limited, Total Energy Systems (International) Pty. Ltd. and Total Energy Systems
               (NZ) Limited, which has been previously filed as
               Exhibit 10.1 to LSB Industries, Inc.'s Form 10-Q for the period ended March 31, 1999, and is incorporated by reference. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

          10.2 Stock Purchase Agreement, dated April 23, 1999, between LSB Holdings, Inc. and the Company.

          10.3 Stock Purchase Agreement, dated February 9, 1999, between LSB Holdings, Inc. and the Company which has been previously filed as Exhibit 10.59 to the

               Company's Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference.

          15.1 Letter Re: Unaudited Financial Information

          27.1 Financial Data Schedule.

     (B)  Reports of Form 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 21st day of May 1999.


                          CLIMACHEM, INC.



                         By: /s/ Tony M. Shelby
                            ____________________________
                            Tony M. Shelby,
                            Vice President - Chief Financial
                            Officer, (Principal Financial
                            Officer)


                         By: /s/ Jim D. Jones
                            _____________________________
                            Jim D. Jones
                            Vice President - Treasurer
                            (Principal Accounting Officer)

                          EXHIBIT INDEX
                          _____________

Exhibit                                                        Sequential
  No.                        Description                        Page No.
_______                      ___________                       ___________

 10.1 Asset Purchase Agreement, dated May 7, 1999, between Quantum Explosives Pty. Limited and
             Total Energy Systems Limited, Total Energy
             Systems (International) Pty. Ltd. and Total
             Energy Systems (NZ) Limited, which has been previously filed as Exhibit 10.1 to LSB
             Industries, Inc.'s Form 10-Q for the period ended March 31, 1999, and is incorporated by reference. CERTAIN INFORMATION WITHIN
             THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE
             SUBJECT OF A REQUEST BY THE COMPANY FOR
             CONFIDENTIAL TREATMENT BY THE SECURITIES
             AND EXCHANGE COMMISSION UNDER THE FREEDOM
             OF INFORMATION ACT.  THE OMITTED INFORMATION
             HAS BEEN FILED SEPARATELY WITH THE SECRETARY
             OF THE SECURITIES AND EXCHANGE COMMISSION
             FOR PURPOSES OF SUCH REQUEST.

10.2         Stock Purchase Agreement, dated April 23,
             1999, between LSB Holdings, Inc. and the
             Company.

10.3         Stock Purchase Agreement, dated February 9,
             1999, between LSB Holdings, Inc. and the Company, which has been previously filed as Exhibit 10.59 to the Company's Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference.

15.1         Letter Re: Unaudited Financial Information.

27.1         Financial Data Schedule.