Form 10-Q
period 1999-06-30
CLIMACHEM INC
filed 1999-08-23
CIK 1053518

FORM 10-Q

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For Quarterly period ended    June 30, 1999
                                ____________________________
                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For The transition period from ___________ to __________

     Commission file number _________________________________

                           ClimaChem, Inc.
      ____________________________________________________
      Exact name of Registrant as specified in its charter


             OKLAHOMA                         73-1528549
      _____________________________          __________________
      State or other jurisdiction of            I.R.S. Employer
       incorporation or organization          Identification No.

     16 South Pennsylvania,   Oklahoma City, Oklahoma  73107
     ________________________________________________________
         Address of principal executive offices    (Zip Code)

                             (405) 235-4546
       __________________________________________________
       Registrant's telephone number, including area code

                                None
       _____________________________________________________
       Former name, former address and former fiscal year, if
                      changed since last report.

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

The accompanying condensed consolidated balance sheet of ClimaChem, Inc. at June 30, 1999, the condensed consolidated statements of operations and cash flows for the six month and three month periods ended June 30, 1999 and 1998 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, except for the loss provision recognized in the second quarter of 1999 on firm raw material purchase commitments and a lower of cost or market adjustment as discussed in Note 6 to the Condensed Consolidated Financial Statements, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1998, was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for an expanded discussion of the Company's financial disclosures and accounting policies.

                             CLIMACHEM, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
              (Information at June 30, 1999 is unaudited)
                           (Dollars in thousands)


                                                    June 30,    December 31,
ASSETS                                                1999          1998
______                                              ________    ____________
Current assets:

  Cash                                           $      2,321     $       750

  Trade accounts receivable, net                       45,323          38,817

  Inventories:
    Finished goods                                     11,520          14,123
    Work in process                                     7,157           6,290
    Raw materials                                      16,647          16,954
                                                   __________      __________
      Total inventory                                  35,324          37,367


  Supplies and prepaid items                            9,680           7,023
  Income tax receivable                                     -           2,050
  Current deferred income taxes                         4,887           1,338
  Due from LSB and affiliates, net                      1,556           2,946
  Long-lived assets to be disposed of (Note 5)          4,694               -
                                                   __________      __________
    Total current assets                              103,785          90,291


Income tax receivable                                   1,750               -

Property, plant and equipment, net                     78,689          82,389

Notes receivable from LSB and affiliates               13,443          13,443

Other assets, net                                      16,083          10,480
                                                   __________      __________
                                                   $  213,750      $  196,603
                                                    =========      ==========

                      (Continued on following page)

                            CLIMACHEM, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
             (Information at June 30, 1999 is unaudited)
                           (Dollars in thousands)


                                                    June 30,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1999           1998
_____________________________________              __________    ___________
Current liabilities:
  Accounts payable                                $    20,829     $    17,416
  Accrued liabilities                                   9,965           7,918
  Accrued losses on firm purchase commitments
    (Note 6)                                            7,500               -
  Current portion of long-term debt                    10,246          10,460
                                                   __________      __________
     Total current liabilities                         48,540          35,794

Long-term debt                                        138,730         127,471

Commitments and contingencies (Note 2)                      -              -

Deferred income taxes                                   9,755           9,580

Stockholders' equity:
  Common stock, $.10 par value; 500,000
    shares authorized, 10,000 shares
    issued                                                  1               1
  Capital in excess of par value                       12,652          12,652
  Accumulated other comprehensive loss                      -          (1,559)
  Retained earnings                                     4,072          12,664
                                                   __________      __________
    Total stockholders' equity                         16,725          23,758
                                                   __________      __________
                                                  $   213,750     $   196,603
                                                   ==========      ==========

                           (See accompanying notes)

                              CLIMACHEM, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
                   Six Months Ended June 30, 1999 and 1998
                            (dollars in thousands)

                                                          1999          1998
                                                        ________      ________
Businesses continuing at June 30:
Revenues:
  Net sales                                           $   125,718   $  128,922
  Other income                                                 -           233
                                                     ____________   __________
                                                          125,718      129,155
Costs and expenses:
  Cost of sales                                            98,955       99,390
  Selling, general and administrative                      20,336       19,230
  Interest                                                  6,404        6,036
  Other expense                                               487           -
  Provision for losses on firm purchase
     commitments (Note 6)                                   7,500           -
                                                    _____________   __________
                                                          133,682      124,656
                                                    _____________   __________
  Income (loss) before business to be
    disposed of during 1999                                (7,964)       4,499

Business to be disposed of during 1999 (Note 5):
  Revenues                                                  6,374        8,172
  Operating costs, expenses and interest                    8,105        9,404
                                                     ____________   __________
                                                           (1,731)      (1,232)
  Loss on disposal of business                             (1,971)           -
                                                      ___________   __________
                                                           (3,702)      (1,232)
                                                      ___________   __________
Income (loss) before provision (credit) for
  income taxes                                            (11,666)       3,267
Provision (credit) for income taxes                        (3,074)       1,700
                                                      ___________    _________
Net income (loss)                                     $    (8,592)   $   1,567
                                                      ===========    =========
Total comprehensive income (loss):
   Net income (loss)                                  $    (8,592)  $    1,567
   Foreign currency translation
     income (loss)                                          1,559         (606)
                                                       __________    _________
                                                      $    (7,033)  $      961
                                                       ==========    =========

                         (See accompanying notes)

                         CLIMACHEM, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
            Three Months Ended June 30, 1999 and 1998
                      (dollars in thousands)


                                                       1999        1998
                                                     ________    _______
Businesses continuing at June 30:
Revenues:
  Net sales                                        $   68,357  $   70,310
  Other income                                             -          175
                                                   __________   _________
                                                       68,357      70,485
Costs and expenses:
  Cost of sales                                        54,810      53,559
  Selling, general and administrative                  10,319      10,056
  Interest                                              3,250       2,858
  Other expense                                           311          -
  Provision for losses
    on firm purchase commitments (Note 6)               7,500          -
                                                    _________   _________
                                                       76,190      66,473
                                                    _________   _________
  Income (loss) before business to be
    disposed of during 1999                            (7,833)      4,012

Business to be disposed of during 1999 (Note 5):
  Revenues                                              3,506       3,415
  Operating costs, expenses and interest                4,267       4,084
                                                     ________    ________
                                                        (761)        (669)
  Loss on disposal of business                        (1,971)           -
                                                   _________     ________
                                                      (2,732)        (669)
                                                   __________    ________
Income (loss) before provision (credit) for
  income taxes                                       (10,565)       3,343
Provision (credit) for income taxes                   (3,124)       1,730
                                                   _________    _________
Net income (loss)                                  $  (7,441)   $   1,613
                                                   =========    =========
Total comprehensive income (loss):
   Net income (loss)                               $  (7,441)   $   1,613
   Foreign currency translation
     income (loss)                                     1,337         (616)
                                                   _________    _________
                                                   $  (6,104)   $     997
                                                   =========    =========

                         (See accompanying notes)

                           CLIMACHEM, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)
               Six Months Ended June 30, 1999 and 1998
                       (Dollars in thousands)

                                                         1999        1998
                                                        ______      ______
Cash flows from operations:
  Net income (loss)                                 $   (8,592)  $    1,567
  Adjustments to reconcile net income (loss)
    to cash flows provided  by operations:
      Depreciation, depletion and amortization:
        Property, plant and equipment                    4,608        4,707
        Other                                              516          579
      Provision for possible losses on
        receivables and other assets                       484          176
      Provision for deferred income taxes               (3,374)           -
      Loss on business to be disposed of                 1,971            -
      Inventory write-down and provision for
        losses on purchase commitments                   9,100            -
      Cash provided (used) by changes in assets
        and liabilities:
          Trade accounts receivable                     (6,708)      (3,275)
          Inventories                                    1,033        1,791
          Supplies and prepaid items                    (2,647)      (1,233)
          Accounts payable                               3,194         (690)
          Accrued liabilities                            2,859          594
          Due to / from LSB and affiliates                  93        4,525
                                                     _________    _________
Net cash provided  by operations                         2,537        8,741

Cash flows from investing activities:
    Capital expenditures                                (3,027)      (2,562)
    Payments made for acquisition (Note 3)              (3,113)           -
    Purchase of option (Note 3)                         (2,558)           -
    Proceeds from sales of equipment                         3           29
    Deposit on real estate to LSB and
      affiliates (Note 3)                               (1,899)           -
    Decrease (increase) in other assets                   (569)         682
                                                     _________    _________
Net cash used in investing activities                  (11,163)      (1,851)

Cash flows from financing activities:
    Payments on long-term debt                          (2,767)      (4,236)
    Net change in revolving debt                        12,964       (2,305)
                                                     _________     _________
Net cash provided (used) by financing
  activities                                            10,197       (6,541)
                                                     _________     _________
Net increase  in cash from
   all activities                                        1,571          349

Cash at beginning of period                                750        3,534
                                                     _________    _________
Cash at end of period                               $    2,321   $    3,883
                                                     =========    =========

                        (See accompanying notes)

                           CLIMACHEM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)
                Six Months Ended June 30, 1999 and 1998


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

Note 2: Commitments and Contingencies
_____________________________________
Nitric Acid Project

In June 1997, two wholly owned subsidiaries of the Company, El Dorado Chemical Company ("EDC"), and El Dorado Nitrogen Company ("EDNC"), entered into a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC agreed to act as an agent to construct, and upon completion of construction, operate a nitric acid plant (the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. The construction of the EDNC Baytown Plant was completed in May 1999, and EDNC began producing and delivering nitric acid to Bayer at that date. Sales by EDNC to Bayer out of the EDNC Baytown Plant production during the quarter ended June 30, 1999, were approximately $2.4 million. EDC guaranteed the performance of EDNC's obligations under the Bayer Agreement. Under the terms of the Bayer Agreement, EDNC is leasing the EDNC Baytown plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years . Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer agreement may opt against
renewal.    Financing of the EDNC Baytown Plant was provided by an
unaffiliated lender. Neither the Company nor EDC has guaranteed any of the repayment obligations for the EDNC Baytown Plant. In connection with the leveraged lease, the Company entered into an interest rate forward agreement to fix the effective rate of interest implicit in such lease. As of June 30, 1999, the Company has deferred approximately $2.9 million associated with such agreement, which will be amortized over the initial term of the lease.

In January 1999, the contractor constructing the EDNC Baytown Plant under a turnkey agreement, informed the Company that it could not complete construction alleging a lack of financial resources. EDNC at that time demanded that the contractor's bonding company provide funds necessary for subcontractors to complete construction. A substantial portion of the costs to complete the EDNC Baytown Plant ($12.9 million), which were to be funded by the construction contractor, have been funded by proceeds from the bonding company, however, the nonperformance by the contractor constructing the EDNC

                            CLIMACHEM, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)
                 Six Months Ended June 30, 1999 and 1998


Baytown Plant increased the cost of the plant which is reflected in higher rentals under the Company's leveraged lease.

In connection with the EDNC Baytown Plant, EDNC had entered into a long-term production and supply agreement with Bayer. This agreement provided for a commencement date of no later than February 1, 1999. As a result of the construction delays mentioned above, EDNC provided product to Bayer under an interim supply agreement until the EDNC Baytown Plant became operational in June 1999.

Legal Matters
____________
Following is a summary of certain legal actions involving the
Company:

A. On February 12, 1996, the Chemical Business entered into a Consent Administrative Agreement ("Administrative Agreement") with the state of Arkansas to resolve certain compliance issues associated with nitric acid concentrators. Pursuant to the Administrative Agreement, the Chemical Business installed additional pollution control equipment to address the compliance issues. The Chemical Business was assessed $50,000 in civil penalties associated with the Administrative Agreement. In the summer of 1996 and then on January 28, 1997, the subsidiary executed amendments to the Administrative Agreement ("Amended Agreements"). The Amended Agreements imposed a $150,000 civil penalty, which penalty has been paid. Since the 1997 amendment, the Chemical Business has been assessed stipulated penalties of approximately $67,000 by the Arkansas Department of Pollution Control and Ecology ("ADPC&E") for violations of certain provisions of the 1997 Amendment. The Chemical Business believes that the El Dorado Plant has made progress in controlling certain off-site emissions; however, such off-site emissions have occurred and continue to occur from time to time, which could result in the assessment of additional penalties against the Chemical Business by the ADPC&E for violation of the 1997 Amendment.

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

                          CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)
               Six Months Ended June 30, 1999 and 1998


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

     During the third quarter of 1997, a subsidiary of the Company was served with a lawsuit in which approximately 27 plaintiffs have sued approximately 13 defendants, including a subsidiary of the Company alleging personal injury and property damage for undifferentiated compensatory and punitive damages of approximately $7,000,000. Specifically, the plaintiffs assert property damage to their residence and wells, annoyance and inconvenience, and nuisance as a result of daily blasting and round-the-clock mining activities. The plaintiffs are residents living near the Heartland Coal Company ("Heartland") strip mine in Lincoln County, West Virginia, and an unrelated mining operation operated by Pen Coal Inc. During 1999, the plaintiffs withdrew all personal injury claims previously asserted in this litigation. Heartland employed the subsidiary to provide blasting materials and personnel to load and shoot holes drilled by employees of Heartland. Down hole blasting services were provided by the subsidiary at Heartland's premises from approximately August 1991, until

                           CLIMACHEM, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)
                Six Months Ended June 30, 1999 and 1998


     approximately August 1994. Subsequent to August 1994, the subsidiary supplied blasting materials to the reclamation contractor at Heartland's mine. In connection with the subsidiary's activities at Heartland, the subsidiary has entered into a contractual indemnity to Heartland to indemnify Heartland under certain conditions for acts or actions taken by the subsidiary for which the subsidiary failed to take, and Heartland is alleging that the subsidiary is liable thereunder for Heartland's defense costs and any losses to, or damages sustained by, the plaintiffs in this lawsuit as a result of
     the subsidiary's operations.   Subject to final documentation,
     this litigation has been settled with the subsidiary's payment of approximately $81,000, which was accrued at June 30, 1999.

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

Note 3: Transactions with Related Parties
_________________________________________
On November 21, 1997, the Company and LSB entered into a services agreement (the "Services Agreement") pursuant to which LSB provides to the Company various services to the operations and businesses of the Company. The Company is required to pay to, or reimburse, LSB for the Company's payroll that is paid by LSB and the costs and expenses incurred by LSB in the performance of the Services Agreement.

Under the terms of the Services Agreement, the Company is also required to pay to, or reimburse, LSB for the value of the office facilities of LSB, including LSB's principal offices and financial accounting offices utilized in the performance of the Services Agreement.

Charges for such services included in the accompanying condensed consolidated financial statements were $2,131,000 and $1,143,000 for the six months ended June 30, 1999 and 1998, respectively and $1,081,000 and $556,000 for the quarterly periods ended June 30, 1999 and 1998, respectively. Management of the Company believes these charges from LSB reasonably approximate additional general and administrative costs which would have been incurred if the Company had been an independent entity during such periods. These amounts do not include reimbursements for costs described in the next paragraph or amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

The Services Agreement also provides that LSB will permit employees of the Company and its subsidiaries to continue to participate in

                           CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)
             Six Months Ended June 30, 1999 and 1998


the benefit plans and programs sponsored by LSB. The Company will pay to, or reimburse, LSB for the costs associated with participation by the employees of the Company in LSB's benefit plans and programs.

On November 21, 1997, LSB and the Company entered into a management agreement (the "Management Agreement"), which provides that LSB will provide to the Company, managerial oversight and guidance concerning the broad policies, strategic decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB. No amounts were paid to LSB by the Company under the Management Agreement during the six months ended June 30, 1999, and none are expected based on current estimates for the results of operations for the year ended December 31, 1999. Based on the level of the Company's income for the six months ended June 30, 1998, $900,000 was accrued at June 30, 1998, for the amount owed to LSB by the Company as of that date. The amount accrued at June 30, 1998, was subsequently reversed during the fourth quarter of 1998 due to losses sustained by the Company during the three months ended December 31, 1998.

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

At June 30, 1999 and 1998, the Condensed Consolidated Statement of Operations for the six month periods then ended included a current provision for income taxes of $.3 million and $1.7 million, respectively, for income taxes which the Company owed to LSB under the Tax Sharing Agreement. Due to losses sustained by the Company during the last half of 1998, the 1998 provision of $1.7 million was reversed during the fourth quarter of 1998.

Under the terms of an Indenture between the Company, the guarantors and the trustee relating to $105 million principal amount of 10 3/4% Senior Notes due 2007 (the "Notes"), the Company is permitted to distribute or pay in the form of dividends and other distributions to LSB in connection with the Company's outstanding equity securities or loans, (a) advances or investments to any person (including LSB), up to 50% of the Company's consolidated net income for the period (taken as one accounting period), commencing on January 1, 1998, to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by the Company from the sale of its capital stock. This limitation will not prohibit (i) payment to

                           CLIMACHEM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)
                 Six Months Ended June 30, 1999 and 1998


LSB under the Services Agreement, Management Agreement and the Tax Sharing Agreement, or(ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration. For the six months ended June 30, 1999 and 1998, the Company did not make any distributions or pay any dividends to LSB.

In 1995, a subsidiary of LSB invested approximately $2.8 million to purchase a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"). The Project had been awarded a contract to retrofit residential housing units at a U.S. Army base which it completed during 1996. The completed contract was for installation of energy-efficient equipment (including air conditioning and heating equipment), which would reduce utility consumption. For the installation and management, the project will receive an average of seventy-seven percent (77%) of all energy and maintenance savings during the twenty (20) year contract term. In January 1999, the Company purchased this investment by purchasing the stock of the LSB subsidiary that owned the Project. The Company paid $3.1 million to LSB in connection with this purchase. This amount equaled the book value of the investment on the books of LSB's subsidiary, which approximated the investment's fair value, at the date of purchase.

During the latter part of March 1999, LSB's management began considering the realignment of certain of LSB's overhead to better match its focus on the Company and its subsidiaries' operations. Consistent with this realignment, in April 1999, the Company's Board of Directors approved the acquisition of certain assets from LSB in accordance with the terms of the Indenture to which the Company and its subsidiaries are parties and the loan agreement that LSB and subsidiaries of the Company are borrowing under, which assets are materially related to the lines of business of the Chemical and Climate Control Businesses. These assets are real estate and improvements located thereon in which the Climate Control Business will conduct certain manufacturing operations, and a subsidiary of LSB that owns an option to acquire a French HVAC manufacturing company and all amounts due and payable from such French manufacturer or its parent to LSB. This transaction was closed during the second quarter of 1999, and the Company paid LSB $2.6 million for the option and receivables due from the French manufacturer and its parent. It is anticipated that the Company will close the acquisition of the real estate discussed above from LSB during the third quarter of 1999. The final purchase price to be paid to LSB for the real estate will be approximately $2.1 million, of which the Company has deposited approximately $1.9 million against the purchase of such real estate.

The Company's Climate Control Business leases the facilities of one of its Climate Control manufacturing subsidiaries and certain production equipment from a subsidiary of LSB that is not the Company or a subsidiary of the Company under operating leases. Rental expense associated with these leases was $382,010 and $ $237,500 for the first six months of 1999 and 1998, respectively and $205,305 and $118,750 during the second quarter of 1999 and 1998, respectively.

The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and

                          CLIMACHEM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)
            Six Months Ended June 30, 1999 and 1998


advances to LSB which generally bear interest. At June 30, 1999, the Company had loans and advances due from LSB of approximately $13.4 million, $10.0 million of which were made to LSB from the proceeds of the sale of the Notes and bear interest at 10-3/4%, maturing November 2007. The remainder of these loans to LSB and affiliates relate to cash advances from the Company to LSB and affiliates prior to the sale of the Notes and these loans are due November 2007 and bear interest at 7% per annum. The Company has $1.6 million due from LSB and affiliates as of June 30, 1999, included in current assets, which includes approximately $2.0 million in advances to LSB as permitted under the terms of the Indenture and the remainder related primarily to accrued interest on the above-referenced loans and advances.

Note 4: Segment Information

                                 Six Months Ended        Three Months Ended
                                  1999       1998          1999      1998
                                 _______  ________       _______   ________
                                              (in thousands)
                                               (unaudited)
Sales:
  Businesses continuing:
    Chemical                    $ 69,693  $  69,314      $ 39,031   $ 40,638
    Climate Control               56,025     59,608        29,326     29,672
  Business to be disposed of -
    Chemical                       6,374      8,208         3,506      3,461
                                ________   ________       _______    _______
                                $132,092  $ 137,130      $ 71,863   $ 73,771
                                 =======   ========       =======    =======
Operating profit (loss):
  Businesses continuing:
    Chemical:
      Recurring operations     $  2,340   $  5,298       $  1,024   $  4,033
      Loss on purchase
         commitments             (7,500)         -         (7,500)        -
                                _______   ________        ________   ________
                                 (5,160)     5,298         (6,476)     4,033
    Climate Control               5,104      5,237          2,724      2,837
  Business to be disposed of -
    Chemical                     (1,489)      (995)          (644)      (567)
                                _______   ________        _______     ______
                                 (1,545)     9,540         (4,396)     6,303
Unallocated fees from Services
  Agreement and general
  corporate expenses, net        (1,504)         -           (830)         -
Loss on business to be disposed
  of - Chemical                  (1,971)         -          (1,971)        -
Interest expense                 (6,646)    (6,273)         (3,368)   (2,960)
                                _______    ________       ________   ________
Income (loss) before benefit
  for income taxes             $(11,666)  $  3,267        $(10,565)  $ 3,343
                                =======    ========        =======   ========


                                CLIMACHEM, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                    Six Months Ended June 30, 1999 and 1998


Note 5: Sale of Australian Subsidiary
____________________________________
On May 7, 1999, the Company's wholly owned subsidiary, Total Energy Systems Limited and its subsidiaries ("TES") entered into an agreement (the "Asset Sale Agreement") to sell substantially all the assets of TES ("Defined Assets"). Under the Asset Sale Agreement, TES retains its liabilities and will liquidate such liabilities from the proceeds of the sale and from the collection of its accounts receivables which were retained by TES pursuant to the Asset Sale Agreement.

The loss associated with this transaction included in the accompanying Condensed Consolidated Statements of Operations for the six months and three months ended June 30, 1999, is approximately $1,971,000 and is comprised of disposition costs of approximately $.3 million, the recognition in earnings of the cumulative foreign currency loss of approximately $1.1 million at June 30, 1999, and approximately $.6 million related to the resolution of certain environmental matters.

The Company received approximately $3.4 million at closing on August 2, 1999, in net proceeds from the assets sold, exclusive of approximately $.7 million related to an agreed to retention related to the final reconciliation of the value of the inventory sold, after paying off $6.4 million bank debt and the purchaser assuming approximately US$1.1 million debt related to certain capitalized lease obligations. The Company expects to complete the liquidation of the assets and liabilities retained during the fourth quarter of 1999.

Note 6:   Inventory Write-down and Loss on Firm Purchase Commitment
___________________________________________________________________
     Due to decreased selling prices for certain of the Chemical Business' nitrogen based products, the Chemical Business wrote-down the carrying value of certain inventories at June 30, 1999, by approximately $1.6 million, representing the cost in excess of market.

     At June 30, 1999, the Chemical Business has commitments to purchase anhydrous ammonia pursuant to the terms of two contracts.
The purchase price(s) the Chemical Business will be required to pay for anhydrous ammonia under one of these contracts, which is for a significant percentage of the Chemical Business' anhydrous ammonia requirements, currently exceeds and is expected to continue to exceed the spot market prices throughout the purchase period. Additionally, the current excess supply of nitrate-based products caused, in part, by the import of Russian nitrate, has caused a significant decline in the sales prices with no improvement in sales prices expected in the near term. Due to the decline in sales prices, the cost to produce the nitrate-based products, including the cost of the anhydrous ammonia to be purchased under the contracts, exceeds the anticipated future sales prices of such products. As a result, the accompanying Condensed Consolidated Financial Statements include a loss provision for anhydrous ammonia required to be purchased during the remainder of the contracts of approximately $7.5 million. The loss provision recorded as of June 30, 1999, is based on the forward contract pricing existing at June 30,

                          CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)
                Six Months Ended June 30, 1999 and 1998



1999. This pricing can move upward or downward in future periods. Based on forward pricing existing as of August 13, 1999, the Chemical Business would be required to recognize an additional $400,000 loss. This loss provision estimate may change in the near term.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of
Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's June 30, 1999 Condensed
Consolidated Financial Statements.

     Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

OVERVIEW

     In October 1997, the Company was organized as a new wholly owned subsidiary of LSB Industries, Inc. ("LSB").  The Company owns substantially all of LSB's Chemical and Climate Control Businesses.
See Note 1 of Notes to Condensed Consolidated Financial Statements.
Information about the Company's operations in different industry segments for the six months and three months ended June 30, 1999 and 1998 is detailed below.
                                     Six Months Ended      Three Months Ended
                                      1999       1998       1999         1998
                                   __________  __________  _________  _________
                                                  (in thousands)
                                                    (unaudited)
Sales:
  Businesses continuing:
    Chemical                      $   69,693  $   69,314  $  39,031   $  40,638
    Climate Control                   56,025      59,608     29,326      29,672
  Business to be disposed of (1):
    Chemical                           6,374       8,208      3,506       3,461
                                   _________    ________    _______    ________
                                  $  132,092   $ 137,130   $ 71,863    $ 73,771
                                   =========    ========    =======     =======
Gross profit (loss) (2):
  Businesses continuing:
    Chemical                      $   9,592    $   12,178   $   4,641   $  7,750
    Climate Control                  17,171        17,354       8,906      9,001
  Business to be disposed of (1):
    Chemical                          (229)          159         (71)        (8)
                                   _______      ________     _______    _______
                                  $ 26,534     $  29,691    $ 13,476   $ 16,743
                                   =======      ========     =======    =======
Operating profit (loss) (3):
  Businesses continuing:
    Chemical:
      Recurring operations        $  2,340     $  5,298     $  1,023    $  4,033
      Loss on purchase
        commitments                 (7,500)           -       (7,500)          -
                                  ________     ________      _______     _______
                                    (5,160)       5,298       (6,477)      4,033
    Climate Control                  5,105        5,237        2,724       2,837
  Business to be disposed of (1):
    Chemical                        (1,488)        (995)       (643)       (567)
                                 _________      _______     _______      _______
                                    (1,545)       9,540      (4,396)       6,303
Unallocated fees from services
  Agreement and general corporate
  expenses, net                     (1,504)           -        (830)          -
Loss on business to be disposed of-
  Chemical                          (1,971)           -      (1,971)          -

Interest expense                    (6,646)       (6,273)    (3,368)   $ (2,960)
                                 _________       _______    _______     _______
Income (loss) before income
   taxes                        $  (11,666)     $  3,267   $(10,565)   $  3,343
                                 =========       =======    =======     =======


(1) On May 7, 1999, the Company's wholly owned Australian subsidiary, TES, entered into an agreement which it closed on August 2, 1999, to sell
     substantially all of its assets.   See Note 5 of Notes to Condensed
     Consolidated Financial Statements for further information. The operating results for TES have been presented separately in the above table.

(2)  Gross profit by industry segment represents net sales less cost of sales.

(3) Operating profit (loss) by industry segment represents gross profit less operating expenses before deducting fees from the Services Agreement, interest expense and income taxes.

Chemical Business
_________________
     Sales in the Chemical Business (excluding the Australian subsidiary in which substantially all of its assets were disposed of in August, 1999) have increased from $69.3 million in the six months ended June 30, 1998 to $69.7 million in the six months ended June 30, 1999 and the gross profit (excluding the Australian subsidiary and the inventory write-down in 1999) has decreased from $12.2 million in 1998 to $11.2 in 1999. The gross profit percentage (excluding the Australian subsidiary and the effect of the $1.6 million inventory write-down in 1999) has decreased from 17.5% in 1998 to 16.1% in 1999. The decline in sales price exceeded the decline in raw material costs resulting in a lower gross profit margin.

      As of June 30, 1999, the Chemical Business has commitments to purchase approximately 200,000 tons of anhydrous ammonia under two contracts. The Company's purchase price of anhydrous ammonia under these contracts can be higher or lower than the current market spot price of anhydrous ammonia. Pricing is subject to variations due to numerous factors contained in these contracts. Based on the pricing index contained in one of these contracts, it is presently priced above the current market spot price. As of June 30, 1999, the Chemical Business has remaining purchase commitments of approximately 120,000 tons under this contract. The Chemical Business is required to purchase a minimum of 7,000 tons monthly under another contract expiring in June 2000.

     As stated above, the Chemical Business has commitments to purchase anhydrous ammonia pursuant to the terms of two contracts. The purchase price(s) the Chemical Business will be required to pay for anhydrous ammonia under one of these contracts currently exceeds and is expected to continue to exceed the spot market prices throughout the purchase period. Additionally, the current excess supply of nitrate-based products, caused, in part, by the import of Russian nitrate, has caused a significant decline in the sales prices; no improvement in sales prices is expected in the near term. This decline in sales price has resulted in the cost of anhydrous ammonia purchased under these contracts when combined with manufacturing and distribution costs, to exceed anticipated future sales prices. As a result, the accompanying Condensed Consolidated Financial Statements include a loss provision for anhydrous ammonia required to be purchased during the remainder of the contracts of approximately $7.5 million. The provision for loss at June 30, 1999, is based on the forward contract pricing existing at June 30, 1999, and estimated market prices for products to be manufactured and sold during the remainder of the contracts. This is a forward-looking statement, and there are no assurances that such estimates will be proven to be accurate. Differences, if any, in the estimated future cost of anhydrous ammonia and the actual cost in effect at the time of purchase and differences in the estimated sales prices and actual sales prices of products manufactured could cause the Company's operating results to differ from that estimated in arriving at the loss provision recorded at June 30, 1999. The Chemical Business currently has an excess inventory of nitrogen-based products on hand. Additionally, substantial excess stocks of competing nitrogen products on the market have resulted in a cutback in the production level at the El Dorado Arkansas facility. There are no assurances that the Chemical Business will not be required to record additional loss provisions in the future. Based on the forward pricing existing as of August 13, 1999, the Chemical Business would be required to recognize an additional $400,000 loss. See "Special Note Regarding Forward-Looking Statements."

     Due to decreased selling prices for certain of the Chemical Business' nitrogen-based products, the Chemical Business also wrote down the carrying value of certain inventories at June 30, 1999, by approximately $1.6 million, representing the cost in excess of market value.

     In June, 1997, a subsidiary of the Company entered into an agreement with Bayer Corporation ("Bayer") whereby one of the Company's subsidiaries agreed to act as agent to construct a nitric acid plant located within Bayer's Baytown, Texas chemical plant complex. The construction of the plant was completed during the quarter ended June 30, 1999. This plant is being operated by the Company's subsidiary and is supplying nitric acid for Bayer's polyurethane business under a long-term supply contract. Sales from this plant were approximately $2.8 million during the quarter ended June 30, 1999. Management estimates that, at full production capacity based on terms of the Bayer Agreement and , based on the price of anhydrous ammonia as of the date of this report, the plant should generate approximately $35 million to $40 million in annual gross revenues. Unlike the Chemical Business' regular sales volume, the market risk on this additional volume is much less since the contract provides for recovery of costs, as defined, plus a profit. The Company's subsidiary is leasing the nitric acid plant pursuant to a leverage lease from an unrelated third party for an initial term of ten (10) years which began on June 23, 1999. See "Special Note Regarding Forward-Looking Statements."

     The results of operation of the Chemical Business' Australian subsidiary have been adversely affected due to the recent economic developments in certain countries in Asia. These economic developments in Asia have had a negative impact on the mining industry in Australia which the Company's Chemical Business services. As these adverse economic conditions in Asia have continued, they have had an adverse effect on the Company's consolidated results of operations. On May 7, 1999, the Company's wholly owned Australian subsidiary entered into an agreement to
sell substantially all of its assets.   This transaction was
substantially completed on August 2, 1999. Revenues of the Australian subsidiary for the six month and three month periods ended June 30, 1999, and June 30, 1998, were $6.4 million, $8.2 million, $3.5 million, and $3.5 million, respectively. For the year ended December 31, 1998, the Australian subsidiary had revenues of $14.2 million and a net loss of $2.9 million; $3.7 million net loss for the six months ended June 30, 1999, including a loss on sale of $2.0 million. See Note 9 of Notes to Condensed Consolidated Financial Statements for further information concerning this transaction.

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

     Although sales of $56.0 million for the six months ended June 30, 1999, in the Climate Control Business were approximately 5% less than sales of $59.6 million in the six months ended June 30, 1998, the gross profit percentage improved from 29.1% in the first six months of 1998 to 30.6% in the first six months of 1999. This improvement was primarily due to reductions in material costs in the heat pump products of the Climate Control Business.

RESULTS OF OPERATIONS
_____________________
Six months ended June 30, 1999 vs. Six months ended June 30, 1998.

     Revenues
     ________
     Total revenues for the six months ended June 30, 1999 and 1998 were $132.1 million and $137.3 million, respectively (a decrease of $5.2 million). Sales decreased $5.0 million and other income decreased $.2 million.

     Net Sales
     _________
     Consolidated net sales included in total revenues for the six months ended June 30,1999 were $132.1 million, compared to $137.1 million for the first six months of 1998, a decrease of $5.0 million. This decrease in sales resulted from: (i) decreased sales in the Climate Control Business of $3.5 million due to decreased sales in this Business' Heat Pump product lines, and(ii) decreased sales in the Chemical Business of $1.5 million due to lower sales in the agricultural products and sales of the Company's Australian subsidiary offset by increased sales of acid products.

Agricultural sale prices were down dramatically due to the import of Russian nitrate resulting in an over supply of nitrate-based products.

     Gross Profit
     ____________
     Gross profit excluding the effect of the $1.6 million inventory write-down discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, would have been 21.3% for the first six months of 1999, compared to 21.7% for the first six months of 1998. The decrease in the gross profit percentage was due primarily to reduced selling prices of the Chemical Business' nitrogen based products and certain production inefficiencies in the Climate Control Business.

     Selling, General and Administrative Expense
     ___________________________________________
     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 16.2% in the six month period ended June 30, 1999, compared to 14.9% for the first six months of 1998. This increase is primarily the result of increased charges of direct costs from LSB pursuant to the Services Agreement associated with the Nitric Acid Project, the sale of TES and the development of new product lines in the Climate Control Business. Additionally, the Company experienced decreased sales volume in the Climate Control Business and the Australian subsidiary of the Chemical Business without an equivalent corresponding decrease in SG&A.

     Interest Expense
     ________________
     Interest expense for the Company was $6.6 million during the first half of 1999, compared to $6.3 million during the first half of 1998. This increase in interest expense was the result of higher average borrowings in 1999.

     Income (Loss) Before Taxes
     __________________________
     The Company had a loss before income taxes of $11.7 million in the first six months of 1999 compared to income before income taxes of $3.3 million in the six months ended June 30, 1998. The decreased profitability of $15.0 million was due to decreased gross profits and increased SG&A expenses, the loss on the disposal of the Australian subsidiary of $2.0 million and the inventory write-down and provision for losses on purchase commitments of $9.1 million, as previously discussed.

     Provision for Income Taxes
     __________________________
     The credit for income taxes pursuant to the terms of the Tax Sharing Agreement as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements was $3.1 million for the first six months of 1999 on a pre-tax loss of $11.7 million (a 26% effective rate) compared to a provision for income taxes of $1.7 million in the first six months of 1998 on a pre-tax income of $3.3 million (an effective rate of 52%). The effective rates differ from statutory rates due primarily to the Australian subsidiary losses.

Three months ended June 30, 1999 vs. Three months ended June 30, 1998
_____________________________________________________________________
     Revenues
     ________
     Total revenues for the three months ended June 30, 1999, and 1998 were $71.9 million, and $73.9 million, respectively (a decrease of $2.0 million). Sales decreased $1.9 million.

     Net Sales
     _________
     Consolidated net sales included in total revenue for the three months ended June 30, 1999, were $71.9 million, compared to $73.8 million for the second quarter of 1998, a decrease of $1.9 million. This decrease in sales resulted from: decreased sales in the Chemical Business of $1.6 million primarily due to lower sales in the agricultural products. Agricultural sale prices were down dramatically due to import of Russian nitrate resulting in an over supply of nitrate-based products.

     Gross Profit
     ____________
     Gross profit, excluding the effect of the $1.6 million inventory write-down discussed in Note 6 of Notes to Condensed Consolidated Financial Statements would have been 21.0% for the second quarter of 1999, compared to 22.7% for the comparable quarter of 1998. The decrease in the gross profit percentage was due primarily to reduced selling prices of the Chemical Business' nitrogen based products and certain production inefficiencies in the Climate Control Business.

     Selling, General and Administrative Expense
     ___________________________________________
     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 15.1% in the three months ended June 30, 1999, compared to 14.3% for the three months ended June 30, 1998.
This increase is primarily the result of increased charges of direct costs from LSB pursuant to the Services Agreement associated with the Nitric Acid Project, the sale of TES and the development of new product lines in the Climate Control Business. Additionally, the Company experienced decreased sales volume in the Climate Control Business and the Australian subsidiary of the Chemical Business without an equivalent corresponding decrease in SG&A.

     Interest Expense
     ________________
     Interest expense for the Company was $3.4 million in the second quarter of 1999, compared to $3.0 million during the second quarter of 1998. The increase in interest expense was the result of higher average borrowing in the second quarter of 1999.

     Income (Loss) Before Taxes
     __________________________
     The Company had a loss before income taxes of $10.6 million in the second quarter of 1999 compared to income before income taxes of $3.3 million in the three months ended June 30, 1998. The decreased profitability of $13.9 million was due to decreased gross profit and increased SG&A expenses, the loss on the disposal of the Australian subsidiary of $2.0 million and the inventory write-down and provision for losses on purchase commitments of $9.1 million, as previously discussed.

     Provision for Income Taxes
     __________________________
     The credit for income taxes pursuant to the terms of the Tax Sharing Agreement as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements was $3.1 million for the second quarter of 1999 on a pre-tax loss of $10.6 million (an effective rate of 29.2%) compared to a provision for income taxes of $1.7 million in the second quarter of 1998 on a pre-tax income of $3.3 million (an effective rate of 52%). The effective rates differ from statutory rates due primarily to the Australian subsidiary's losses.

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

     Net cash provided by operations for the six months ended June 30, 1999 was $2.5 million, after $5.1 million for noncash depreciation and amortization, $2.0 million loss on business to be disposed of, $.5 million in provisions for possible losses on accounts receivable, inventory write-down and provision for losses on purchase commitments of $9.1 million, and the following changes in assets and liabilities:
(i) accounts receivable increases of $6.7 million; (ii) inventory decreases of $1 million excluding the effect of the write-down;
(iii) increases in supplies and prepaid items of $2.6 million; (iv) increases in accounts payable and accrued liabilities of $6.1 million; and (v) $.1 million decrease in the amount due from LSB and affiliates. The increase in accounts receivable was primarily due to increased days of sales outstanding in the Climate Control Business and seasonal sales of agricultural products in the Chemical Business. The decrease in inventory was due primarily to decreases in the Chemical Business due to seasonal fluctuation in excess of increases in the Climate Control Business' heat pump product lines. The increase in accounts payable and accrued liabilities resulted primarily from increased activity in the heat pump product lines of the Climate Control Business.

Cash Flow From Investing And Financing Activities
_________________________________________________
     Cash used by investing activities for the six months ended June 30, 1999 included $3.0 million in capital expenditures, a $3.1 million payment made for an acquisition, $2.6 million for the purchase of an option to acquire a French HVAC manufacturer and a $1.9 million deposit on real estate to LSB and affiliates, as more fully discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, and $.6 million for increases in other assets. The capital expenditures took place in the Chemical and Climate Control Businesses to enhance production and product delivery capabilities. The payment made for acquisition relates to the purchase of all of the stock of a subsidiary of LSB that held an option to acquire an energy conservation joint venture (see Note 3 of Notes to Condensed Financial Statements).

     Net cash provided by financing activities included payments on long-term debt of $2.8 million and net increases in revolving debt of $13.0 million.

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

     Interest on the Notes is payable semiannually on June 1 and December 1 of each year. The Notes will mature on December 1, 2007, unless earlier redeemed. The Notes are redeemable at the option of the Company on December 1, 2002 at 105.375% of the principal amount declining to face amount at December 1, 2005 and thereafter under the terms set forth in the Indenture. The Notes are effectively subordinated to all secured indebtedness of the Company and its subsidiaries.

     LSB, certain subsidiaries of LSB that are not subsidiaries of the Company, and certain subsidiaries of the Company are parties to a working capital revolving line of credit evidenced by two (2) loan agreements ("Revolving Credit Agreement") (as amended and restated during the second quarter of 1999)with an unrelated lender ("Lender") collateralized by receivables, inventory, proprietary rights and proceeds thereof of the Company and the subsidiaries that are parties to the Revolving Credit Agreement. The Revolving Credit Agreement, as amended, provides for revolving credit facilities ("Revolver") for total direct borrowings up to $65.0 million, including the issuance of letters of credit. Under the Revolver, the Company can borrow up to the full $65 million based on certain percentages of eligible collateral, with LSB and certain subsidiaries of LSB that are not the Company or subsidiaries of the Company having a right to borrow, on a revolving basis, up to $6 million of the $65 million based on eligible collateral. As of June 30, 1999, LSB and its subsidiaries other than the Company and its subsidiaries have borrowed $2.3 million under the Revolver.
Any amounts borrowed by LSB and its subsidiaries that are not subsidiaries of the Company reduce the amount that the subsidiaries of the Company may borrow at any one time under the Revolver. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. The Revolving Credit Agreement, as amended, provides for interest at the lender's prime rate plus
 .5% per annum or, at the Company's option, on the Lender's LIBOR rate plus 2.875% per annum. At June 30, 1999, the effective interest rate was 7.9%. The term of the Revolving Credit Agreement is through December 31, 2000, and is renewable thereafter for successive thirteen month terms. At June 30, 1999, the availability for additional borrowings by the subsidiaries of the Company, based on eligible collateral, approximated $15.7 million. Borrowings by subsidiaries of the Company under the Revolver outstanding at June 30, 1999, were $23.4 million. The annual interest on the outstanding debt under the Revolver at June 30, 1999, at the rates then in effect would approximate $1.9 million. The Revolving Credit Agreement also requires the payment of an annual facility fee of 0.5% of the unused Revolver.

     On May 10, 1999, a subsidiary of LSB, which is not a subsidiary of the Company entered into a new credit facility with a third party lender, reducing outstanding borrowings under the Revolving Credit Agreement by $11.9 million. The event also served to eliminate the Company's requirement to maintain certain financial ratios, so long as availability under the Revolving Credit Agreement does not fall below $15.0 million for three (3)
consecutive business days.   If availability does drop below $15.0
million for three consecutive business days, the Revolving Credit Agreement requires the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. At June 30, 1999, the financial covenants under the Revolving Credit Agreement were not in effect.

     In addition to the Revolving Credit Agreement discussed above, as of June 30, 1999, the Company's wholly owned subsidiary, DSN Corporation ("DSN"), is a party to several loan agreements with a financial company (the "Financing Company") for three projects. At June 30, 1999, DSN had outstanding borrowings of $9.6 million under these loans. The loans have repayment schedules of 84 consecutive monthly installments of principal and interest. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at June 30, 1999, at the agreed to interest rates would approximate $.8 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements, which have been waived through June 2000.

     In 1995, a subsidiary of LSB invested approximately $2.8 million to purchase a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"). The Project had been awarded a contract to retrofit residential housing units at a US Army base which it completed during 1996. The completed contract was for installation of energy-efficient equipment (including air conditioning and heating equipment), which would reduce utility consumption. For the installation and management, the Project will receive an average of seventy-seven percent (77%) of all energy and maintenance savings during the twenty (20) year contract term. In 1999, the Company purchased this investment by purchasing the stock of the LSB subsidiary that owned the Project. The Company paid $3.1 million to LSB in connection with this purchase. This amount equaled the book value of the investment on the books of LSB's subsidiary, which approximated the investment's fair value, at the date of purchase.

     During the latter part of March 1999, LSB's management began considering the realignment of certain of LSB's overhead to better match its focus on the Company and its subsidiaries' operations. Consistent with this realignment, in April 1999, the Company's Board of Directors approved the acquisition of certain assets from LSB in accordance with the terms of the Indenture to which the Company and its subsidiaries are parties to and the loan agreement that LSB and subsidiaries of the Company are borrowing under, which assets are materially related to the lines of business of the Chemical and Climate Control Businesses. These assets are real estate and improvements located thereon in which the Climate Control Business will conduct certain manufacturing operations, and a subsidiary of LSB that owns an option to acquire a French HVAC manufacturing company and all amounts due and payable from such French manufacturer or its parent to LSB. This transaction was closed during the second quarter of 1999, and the Company paid LSB $2.6 million for the option and receivables due from the French manufacturer and its parent. It is anticipated that the Company will close the real estate acquisition discussed above from LSB during the third quarter of 1999. The final purchase price to be paid to LSB for the real estate will be approximately $2.1 million, of which the Company has deposited approximately $1.9 million against the purchase of such real estate.

     During July 1999, a subsidiary of the Company sold 26 railcars to a non-affiliated entity for approximately $1.1 million. Thereafter, the entity leased these railcars to a subsidiary of LSB, which is neither the Company nor any subsidiary of the Company. A subsidiary of the Company has entered into a services agreement with such LSB subsidiary pursuant to which such subsidiary is to provide railcar services to a subsidiary of the Company. Under the services agreement, the Company's subsidiary will pay a fee based on each railcar unit used by such subsidiary of $1,031 per month. The Company's subsidiary is not required to use any railcar equipment under the services agreement, and the services agreement may be terminated at any time on 30 days written notice.

     As a result of increased services to be provided by LSB on behalf of the Company during 1999, and the anticipated results of the company for 1999, the Company anticipates that the amounts to be paid to LSB under the Services Agreement previously discussed will be greater than the amount paid during 1998.

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

Currently, LSB and certain subsidiaries of LSB, including the Company, are limited to capital expenditures of $10.0 million annually under the Revolving Credit Agreement discussed above. In 1999, the Company has planned capital expenditures of approximately $10.0 million, a certain amount of which it anticipates will be financed by equipment finance contracts on a term basis and in a manner allowed under its various loan agreements. Such capital expenditures include approximately $1.5 million, which the Chemical Business anticipates spending related to environmental control facilities at its El Dorado Facility. The Company currently has no material commitment for capital expenditures.

     Management believes that cash flows from operations, the Company's revolving credit facilities, and other sources will be adequate to meet its presently anticipated capital expenditure, working capital, and debt service requirements. The Company's Chemical Business will be required to incur additional capital expenditures as discussed in Note 2 of Notes to the Company's Condensed Consolidated Financial Statements regarding an Administrative Agreement and Consent Administrative Order related to the Chemical Business' wastewater treatment system. At the date of this report, the future cost of the expenditure for these environmental matters has been estimated to be approximately $5.0 million, with $1.5 million being paid in 1999 ($.6 million in the first six months of 1999) and the balance in 2000.

Year 2000 Issues
________________
     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, create invoices, or engage in similar normal business activities.

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

     Starting in 1996 through June 30, 1999, LSB has capitalized approximately $1.2 million in costs to accomplish its enhancement program. The capitalized costs include $.4 million in external programming costs, with the remainder representing hardware and software purchases. LSB anticipates that the remaining cost to complete this IT systems enhancement project will be less than $50,000, and such costs will be capitalized.

     LSB's plan to identify and resolve the Year 2000 Issue involved the following phases: assessment, remediation, testing and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. Based on assessments, the Company determined that it was required to modify or replace certain portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999. For its IT exposures which include financial, order management, and manufacturing scheduling systems, the Company is 100% complete on the assessment and remediation phases. As of the date of this report, the Company has completed its testing and has implemented its remediated systems for all of its businesses. The assessments also indicated that limited software and hardware (embedded chips) used in production and manufacturing systems ("operating equipment") also are at limited risk. The Company has completed its assessment and identified remedial action which will be completed in the third quarter 1999. In addition, the Company has completed its assessment of its product line and determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, based on the Company's current assessment, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

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

Quantitative and Qualitative Disclosures about Market Risk
__________________________________________________________
General
_______
     The Company's results of operations and operating cash flows are impacted by changes in market interest rates and raw material prices for products used in its manufacturing processes. The Company also has a wholly owned subsidiary in Australia, for which the Company has foreign currency translation exposure. The derivative contracts used by the Company are entered into to hedge these risks and exposures and are not for trading purposes. All information is presented in U. S. dollars. See Note 5 of Notes to Consolidated Financial Statements for a discussion of the Australian subsidiary in 1999.

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

     As of June 30, 1999, the Company's variable rate and fixed rate debt which aggregated $149 million exceeded the debt's fair market value by approximately $5.3 million. The fair value of the Company's Senior Notes was determined based on a market quotation for such securities.

Foreign Currency Risk
_____________________
     At June 30, 1999, the Company had a wholly owned subsidiary located in Australia, for which the functional currency is the local currency, the Australian dollar. Since the Australian subsidiary accounts are converted into U.S. dollars upon consolidation using the end of the period exchange rate, declines in value of the Australian dollar to the U.S. dollar result in translation loss to the Company. As a result of the commitment to sell the Australian subsidiary, which was closed on August 2, 1999, the cumulative foreign currency translation loss of approximately $1.1 million has been included in the loss on disposal of the Australian subsidiary at June 30, 1999.

                     SPECIAL NOTE REGARDING
                    FORWARD-LOOKING STATEMENTS

     Certain statements contained within this report may be deemed "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward-Looking Statements that are subject to known and unknown risks, uncertainties and other factors which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward-Looking
Statements. Forward-Looking Statements contained herein relate to, among other things, (i) ability to improve operations and become profitable on an annualized basis, (ii) establishing a position as a market leader, (iii) the amount of the loss provision for anhydrous ammonia required to be purchased, (iv) declines in the price of anhydrous ammonia, (v) amount to be spent in 1999 relating to compliance with federal, state and local Environmental laws at the El Dorado Facility, (vi) Year 2000 issues, (vii) the Company's ability to develop or adopt new and existing technologies in the conduct of its operations, (viii) anticipated financial performance, (ix) ability to comply with the Company's general working capital and debt service requirements, (x) ability to be able to continue to borrow under the Company's revolving line of credit, and (xi) ability of the EDNC Baytown Plant to generate $35 to $40 million in annual gross revenues once operational. While the Company believes the expectations reflected in such Forward-Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,
(i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues, (iii) material increase in interest rates; (iv) inability to collect in a timely manner a material amount of receivables, (v) increased competitive pressures, (vi) inability to meet the "Year 2000" compliance of the computer system by the Company, its key suppliers, customers, creditors, and financial service organization, (vii) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending
(viii) additional releases (particularly air emissions into the environment), (ix) material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company,
(x) the requirement to use internally generated funds for purposes not presently anticipated, (xi) ability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xii) the effect of additional production capacity of anhydrous ammonia in the western hemisphere, (xiii) the cost for the purchase of anhydrous ammonia increasing or the Company's inability to purchase anhydrous ammonia on favorable terms when a current supply contract terminates, (xiv) changes in competition, (xv) the loss of any significant customer, (xvi) changes in operating strategy or development plans, (xvii) inability to fund the working capital and expansion of the Company's businesses, (xviii) adverse results in any of the Company's pending litigation, (xix) inability to obtain necessary raw materials, (xx) Bayer's inability or refusal to purchase all of the Company's production at the new Baytown nitric acid plant; (xxi) continuing decreases in the selling price for the Chemical Business' nitrogen based end products, and (xxii) other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

              Independent Accountants' Review Report



Board of Directors
ClimaChem, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of ClimaChem, Inc. and subsidiaries as of June 30, 1999, and the related condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


Oklahoma City, Oklahoma
August 19, 1999

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

Item 2.   Changes in Securities and Use of Proceeds
______     ________________________________________
     Not applicable.

Item 3.   Defaults upon Senior Securities
______    _______________________________
     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
______     _________________________________________________
     Not applicable.

Item 5.   Other Information
______    _________________
     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
______    ________________________________
     (A)  Exhibits.
          ________
          The Company has included the following exhibits in this report:

          4.1 Sixth Amendment to Amended and Restated Loan and Security Agreement, dated May 10, 1999, by and between BankAmerica Business Credit, Inc. and CliamteMaster, Inc. International Environmental Corporation, El Dorado Chemical Company and Slurry Explosives Corporation, which the Company hereby incorporates by reference from Exhibit 4.1 to the LSB Industries, Inc. Form 10Q for the fiscal quarter ended June 30, 1999.

          15.1 Letter Re: Unaudited Financial Information

          27.1 Financial Data Schedule.

     (B)  Reports of Form 8-K.

          The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 23rd day of August 1999.


                           CLIMACHEM, INC.



                         By:  /s/ Tony M. Shelby
                            ____________________________________
                               Tony M. Shelby,
                               Vice President - Chief Financial
                               Officer, (Principal Financial
                               Officer)


                         By:  /s/ Jim D. Jones
                             ____________________________________
                               Jim D. Jones
                               Vice President - Treasurer
                               (Principal Accounting Officer)