Form 10-Q
period 1999-09-30
CLIMACHEM INC
filed 1999-11-22
CIK 1053518

FORM 10-Q

                          UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For Quarterly period ended    September 30, 1999
                                _________________________
                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For The transition period from __________________ to _______________

     Commission file number _____________________________________________

                           ClimaChem, Inc.
      ____________________________________________________
      Exact name of Registrant as specified in its charter


             OKLAHOMA                              73-1528549
      ______________________________          _____________________
      State or other jurisdiction of            I.R.S. Employer
       incorporation or organization          Identification No.

     16 South Pennsylvania,   Oklahoma City, Oklahoma  73107
     __________________________________________________________
         Address of principal executive offices    (Zip Code)

                             (405) 235-4546
       __________________________________________________
       Registrant's telephone number, including area code

                                None
       _______________________________________________________
       Former name, former address and former fiscal year, if
                      changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               YES  X   NO
                                  _____   _____

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

The accompanying condensed consolidated balance sheet of ClimaChem, Inc. at September 30, 1999, the condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 and the condensed consolidated statement of cash flows for the nine month periods ended September 30, 1999 and 1998 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature, except for the loss provision recognized in the second and third quarters of 1999 on firm raw material purchase commitments and a lower of cost or market adjustment as discussed in Note 6 to the Condensed Consolidated Financial Statements, which are, in the opinion of management, necessary for a fair presentation of the interim periods. The results of operations for the nine months ended
September 30, 1999, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1998, was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for an expanded discussion of the Company's financial disclosures and accounting policies.

                            CLIMACHEM, INC.
            CONDENSED CONSOLIDATED BALANCE SHEETS (Note 8)
           (Information at September 30, 1999 is unaudited)
                         (Dollars in thousands)



                                                 September 30,     December 31,
ASSETS                                               1999              1998
_____                                            _____________     ___________
Current assets:

   Cash                                         $        740       $      750

   Trade accounts receivable, net                     42,159           38,817

  Inventories:
    Finished goods                                     10,431          14,123
    Work in process                                     6,431           6,290
    Raw materials                                       9,216          16,954
                                                 ____________       _________
      Total inventory                                  26,078          37,367


  Supplies and prepaid items                            8,682           7,023
  Income tax receivable                                     -           2,050
  Current deferred income taxes                         4,837           1,338
  Due from LSB and affiliates, net (Note 3)             2,926           1,047
                                                 ____________       _________
    Total current assets                               85,422          88,392


Property, plant and equipment, net                     77,612          82,389

Notes receivable from LSB and affiliates (Note 3)      13,443          13,443

Other assets, net (Note 3)                             15,779          10,480
                                                   __________       _________
                                                   $  192,256      $  194,704
                                                   ==========      ==========

                      (Continued on following page)

                             CLIMACHEM, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (Note 8)
              (Information at September 30, 1999 is unaudited)
                         (Dollars in thousands)


                                                September 30,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                1999             1998
____________________________________            ____________     ___________
Current liabilities:
  Accounts payable                              $     16,199     $    17,416
  Accrued liabilities                                 15,156           6,019
  Accrued losses on firm purchase commitments
     (Note 6)                                          2,605               -
  Current portion of long-term debt                    4,017          10,460
                                                 ___________      __________
     Total current liabilities                        37,977          33,895

Long-term debt (Note 7)                              128,974         127,471

Accrued losses on firm purchase commitments
   (Note 6)                                            4,879               -

Commitments and contingencies (Note 2)                     -               -

Deferred income taxes                                  6,454           9,580

Stockholders' equity:
  Common stock, $.10 par value; 500,000
    shares authorized, 10,000 shares
    issued                                                 1               1
  Capital in excess of par value                      12,652          12,652
  Accumulated other comprehensive loss                     -          (1,559)
  Retained earnings                                    1,319          12,664
                                                  __________       _________
    Total stockholders' equity                        13,972          23,758
                                                  __________       _________
                                                  $  192,256       $ 194,704
                                                  ==========       =========


                           (See accompanying notes)

                            CLIMACHEM, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)
                Nine Months Ended September 30, 1999 and 1998
                          (Dollars in thousands)


                                                          1999          1998
                                                          ____          ____
Businesses continuing at September 30:
Revenues:
  Net sales                                           $   184,114   $  191,059
  Other income                                                761          288
                                                       __________    _________
                                                          184,875      191,347
Costs and expenses:
  Cost of sales                                           147,096      148,902
  Selling, general and administrative                      31,718       28,959
  Interest                                                  9,613        8,993
  Provision for losses on firm purchase
     commitments (Note 6)                                   8,439           -
                                                      ___________    _________
                                                          196,866      186,854
                                                      ___________    _________
  Income (loss) before business disposed
     of during 1999 and provision (benefit)
     for income taxes                                     (11,991)       4,493

Business disposed of (Note 5):
  Revenues                                                  7,461       11,402
  Operating costs, expenses and interest                    9,419       13,175
                                                      ___________     ________
                                                           (1,958)      (1,773)
  Loss on disposal of business                             (1,971)           -
                                                      ___________     ________
                                                           (3,929)      (1,773)
Income (loss) before provision (benefit) for
  income taxes                                            (15,920)       2,720
Provision (benefit) for income taxes                       (4,575)       1,908
                                                      ___________     ________
Net income (loss)                                     $   (11,345)  $      812
                                                       ==========    =========
Total comprehensive loss:
   Net income (loss)                                  $   (11,345)  $      812
   Foreign currency translation
     income (loss)                                          1,559         (930)
                                                      ___________    _________
                                                      $    (9,786)  $     (118)
                                                      ===========    =========

                         (See accompanying notes)

                         CLIMACHEM, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)
          Three Months Ended September 30, 1999 and 1998
                      (Dollars in thousands)


                                                       1999        1998
                                                       ____        _____
Businesses continuing at September 30:
Revenues:
  Net sales                                        $   58,395  $   62,137
  Other income                                          1,249          61
                                                   __________    ________
                                                       59,644      62,198
Costs and expenses:
  Cost of sales                                        48,141      49,512
  Selling, general and administrative                  11,383       9,728
  Interest                                              3,208       2,956
  Provision for losses
    on firm purchase commitments (Note 6)                 939           -
                                                   __________    ________
                                                       63,671      62,196
                                                   __________    ________
  Income (loss) before business disposed
    of during 1999 and provision (benefit)
    for income taxes                                   (4,027)          2

Business disposed of (Note 5):
  Revenues                                              1,088       3,195
  Operating costs, expenses and interest                1,315       3,744
                                                    _________    ________
                                                         (227)       (549)

Loss before provision (benefit) for
  income taxes                                         (4,254)      (547)
Provision (benefit) for income taxes                   (1,501)        208
                                                    _________    ________
Net loss                                           $   (2,753)  $    (755)

Total comprehensive loss:
   Net loss                                        $   (2,753)  $    (755)
   Foreign currency translation loss                        -        (324)
                                                    _________    ________
                                                   $   (2,753)  $  (1,079)
                                                    =========    ========

                         (See accompanying notes)

                            CLIMACHEM, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)
             Nine Months Ended September 30, 1999 and 1998
                        (Dollars in thousands)

                                                         1999           1998
                                                         ____           ____
Cash flows from operations:
  Net income (loss)                                 $   (11,345)     $      812
  Adjustments to reconcile net income (loss)
    to cash flows provided  by operations:
      Depreciation, depletion and amortization:
        Property, plant and equipment                     6,518           7,042
        Other                                               774           1,065
      Provision for possible losses on
        receivables                                         740             206
      Provision for deferred income taxes                (4,575)              -
      Loss on business to be disposed of                  1,971               -
      Inventory write-down and provision for
        losses on purchase commitments                    9,356               -
      Cash provided (used) by changes in assets
        and liabilities:
          Trade accounts receivable                      (3,823)         (5,376)
          Inventories                                     2,776             859
          Supplies and prepaid items                     (1,650)         (1,499)
          Accounts payable                               (1,418)         (2,075)
          Accrued liabilities                             6,156           5,556
          Due to / from LSB and affiliates                  157           3,606
                                                      _________       _________
Net cash provided by operations                           5,637          10,196

Cash flows from investing activities:
    Capital expenditures                                 (4,056)         (4,229)
    Payments made for acquisition (Note 3)               (3,113)              -
    Purchase of option (Note 3)                          (2,558)              -
    Proceeds from sales of equipment                      1,060              64
    Proceeds from sale of business disposed of            3,491               -
    Deposit on real estate to LSB and
      affiliates (Note 3)                                (1,899)              -
    Increase in other assets                               (524)         (1,892)
                                                      _________       _________
Net cash used in investing activities                    (7,599)         (6,057)

Cash flows from financing activities:
    Payments on long-term debt                           (2,111)         (4,939)
    Net change in revolving debt                          4,063          (1,863)
    Other financing activities                                -             150
                                                      _________       _________
Net cash provided (used) by financing
  activities                                              1,952          (6,652)

Net decrease in cash from all activities                    (10)         (2,513)

Cash at beginning of period                                 750           3,534
                                                      _________       _________
Cash at end of period                                 $     740      $    1,021
                                                       ========       =========

                         (See accompanying notes)

                            CLIMACHEM, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)
               Nine Months Ended September 30, 1999 and 1998


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

Note 2: Commitments and Contingencies
_____________________________________
Nitric Acid Project
___________________
In June 1997, two wholly owned subsidiaries of the Company, El Dorado Chemical Company ("EDC"), and El Dorado Nitrogen Company ("EDNC"), entered into a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC agreed to act as an agent to construct, and upon completion of construction, operate a nitric acid plant (the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. The construction of the EDNC Baytown Plant was completed in May 1999, and EDNC began producing and delivering nitric acid to Bayer at that date. Sales by EDNC to Bayer out of the EDNC Baytown Plant production during the quarter ended
September 30, 1999, were approximately $7.2 million. EDC guaranteed the performance of EDNC's obligations under the Bayer Agreement. Under the terms of the Bayer Agreement, EDNC is leasing the EDNC Baytown plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer agreement may opt against renewal. Financing of the EDNC Baytown Plant was provided by an unaffiliated lender. Neither the Company nor EDC has guaranteed any of the repayment obligations for the EDNC Baytown Plant. In connection with the leveraged lease, the Company entered into an interest rate forward agreement to fix the effective rate of interest implicit in such lease. As of September 30, 1999, the

                         CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)
           Nine Months Ended September 30, 1999 and 1998


Company has deferred cost of approximately $2.8 million associated with such agreement, which will be amortized over the initial term of the lease.

Purchase Commitments
____________________
As of September 30, 1999, the Chemical Business has commitments to purchase anhydrous ammonia under two contracts. The Company's purchase price of anhydrous ammonia under these contracts can be higher or lower than the current market spot price of anhydrous ammonia. Pricing is subject to variations due to numerous factors contained in these contracts. Based on the pricing index contained in one of these contracts, it is presently priced above the current market spot price. As of September 30, 1999, the Chemical Business has remaining purchase commitments of approximately 104,000 tons under this contract. At this time, the Company has reached an oral agreement in principle with the supplier of anhydrous ammonia under this contract which will allow the Company to defer quantities required to be purchased under this take or pay contract through 2002. This agreement in principle is subject to the parties evolving into a definitive agreement, and there are no assurances that a definitive agreement will be finalized. The Company will have deferred approximately $9.0 million of product from the calendar year 1999 into future periods. Should the Company and the supplier not ultimately consummate the definitive agreement, the Company would be required to pay for such deferred volumes in January 2000. The Chemical Business is required to purchase a minimum of 7,000 tons monthly under the other contract expiring in June 2000, the requirements of which have been waived by the supplier for the fourth quarter of 1999.

Legal Matters
_____________
Following is a summary of certain legal actions involving the
Company:

A. On February 12, 1996, the Chemical Business entered into a Consent Administrative Agreement ("Administrative Agreement") with the state of Arkansas to resolve certain compliance issues associated with nitric acid concentrators, which was amended in January, 1997. Pursuant to the Administrative Agreement, as amended, the Chemical Business has installed additional pollution control equipment. The Chemical Business believes that the El Dorado Plant has made progress in controlling certain off-site emissions; however, such off-site emissions have occurred and continue to occur from time to

                           CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)
           Nine Months Ended September 30, 1999 and 1998


     time, which could result in the assessment of additional penalties against the Chemical Business.

     During May 1997, approximately 2,300 gallons of caustic material spilled when a valve in a storage vessel failed, which was released to a storm water drain, and according to ADPC&E records, resulted in a minor fish kill in a drainage ditch near the El Dorado Plant. In 1998, the Chemical Business entered into a Consent Administrative Order ("1998 CAO") to resolve the event. The 1998 CAO includes a civil penalty in the amount of $183,700 which includes $125,000 to be paid over five years in the form of environmental improvements at the El Dorado Plant. The remaining $58,700 was paid in 1998. The 1998 CAO also requires the Chemical Business to undertake a facility wide wastewater evaluation and pollutant source control program and wastewater facility wide wastewater minimization program. The program requires that the subsidiary complete rainwater drain off studies including engineering design plans for additional water treatment components to be submitted to the State of Arkansas by August 2000. The construction of the additional water treatment components shall be completed by August 2001 and the El Dorado plant has been mandated to be in compliance with final effluent limits on or before February 2002. The wastewater program is currently expected to require future capital expenditures of approximately $5.0 million.

B. A civil cause of action has been filed against the Company's Chemical Business and five (5) other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. The plaintiffs are suing for an unspecified amount of damages, which, pursuant to statute, plaintiffs are requesting be trebled, together with costs. Based on the information presently available to the Company, the Company does not believe that the Chemical Business conspired with any party, including but not limited to, the five (5) other defendants, to fix prices in connection with the sale of commercial explosives. This litigation has been consolidated, for discovery purposes only, with several other actions in a multi district litigation proceeding in Utah. Discovery in this litigation is in process. The Chemical Business intends to vigorously defend itself in this matter.

     The Company's Chemical Business has been added as a defendant in a separate lawsuit pending in Missouri. This lawsuit alleges a national conspiracy, as well as a regional conspiracy, directed against explosive customers in Missouri

                           CLIMACHEM, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)
              Nine Months Ended September 30, 1999 and 1998


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

C. During the third quarter of 1997, a subsidiary of the Company was served with a lawsuit in which approximately 27 plaintiffs have sued approximately 13 defendants, including a subsidiary of the Company alleging personal injury and property damage for undifferentiated compensatory and punitive damages of approximately $7,000,000. Specifically, the plaintiffs asserted property damage to their residence and wells, annoyance and inconvenience, and nuisance as a result of daily blasting and round-the-clock mining activities. The plaintiffs are residents living near the Heartland Coal Company ("Heartland") strip mine in Lincoln County, West Virginia, and an unrelated mining operation operated by Pen Coal Inc. During 1999, the plaintiffs withdrew all personal injury claims previously asserted in this litigation. Heartland employed the subsidiary to provide blasting materials and personnel to load and shoot holes drilled by employees of Heartland. Down hole blasting services were provided by the subsidiary at Heartland's premises from approximately August 1991, until approximately August 1994. Subsequent to August 1994, the subsidiary supplied blasting materials to the reclamation contractor at Heartland's mine. In connection with the subsidiary's activities at Heartland, the subsidiary has entered into a contractual indemnity to Heartland to indemnify Heartland under certain conditions for acts or actions taken by the subsidiary for which the subsidiary failed to take, and Heartland alleged that the subsidiary was liable thereunder for Heartland's defense costs and any losses to, or damages sustained by, the plaintiffs in this lawsuit as a result of the subsidiary's operations. This litigation has been settled with the subsidiary's payment of approximately $81,000, which was accrued in the second quarter of 1999.

D. On August 26, 1999, LSB and El Dorado were served with a complaint filed in the District Court of the Western District of Oklahoma by National Union Fire Insurance Company, seeking recovery of certain insurance premiums totaling $2,085,800

                          CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)
           Nine Months Ended September 30, 1999 and 1998


     plus prejudgment interest, costs and attorneys fees alleged to be due and owing by LSB and El Dorado, related to National Union insurance policies for LSB and subsidiaries dating from 1979 through 1988. The parties have entered into an agreement in principal to settle this matter, whereby LSB will pay to National Union the amount of $521,450. As a part of that agreement in principal to settle this matter, the parties have agreed in principal to adjudicate whether any additional amounts may be due to National Union, if any, but the parties have agreed in principal that the Company's liability for any additional amounts due National Union shall not exceed $650,000. Amounts expected to be paid under this settlement were previously charged to operations.

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

Charges for such services included in the accompanying condensed consolidated financial statements were $3,558,000 and $1,704,000 for the nine months ended September 30, 1999 and 1998, respectively and $1,427,000 and $561,000 for the quarterly periods ended September 30, 1999 and 1998, respectively. Management of the Company believes these charges from LSB reasonably approximate

                          CLIMACHEM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)
            Nine Months Ended September 30, 1999 and 1998


additional general and administrative costs which would have been incurred if the Company had been an independent entity during such periods. These amounts do not include reimbursements for costs described in the next paragraph or amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

The Services Agreement also provides that LSB will permit employees of the Company and its subsidiaries to continue to participate in the benefit plans and programs sponsored by LSB. The Company will pay to, or reimburse, LSB for the costs associated with participation by the employees of the Company in LSB's benefit plans and programs.

On November 21, 1997, LSB and the Company entered into a management agreement (the "Management Agreement"), which provides that LSB will provide to the Company, managerial oversight and guidance concerning the broad policies, strategic decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB. No amounts were paid to LSB by the Company under the Management Agreement during the nine months ended September 30, 1999, and none are expected based on current estimates for the results of operations for the year ended December 31, 1999. Based on the level of the Company's income for the nine months ended September 30, 1998, $1,350,000 was accrued at September 30, 1998, for the amount owed to LSB by the Company as of that date. The amount accrued at September 30, 1998, was subsequently reversed during the fourth quarter of 1998 due to losses sustained by the Company during the three months ended December 31, 1998.

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

The Condensed Consolidated Statements of Operations for the nine months ended September 30, 1999 and 1998, include a provision (benefit) for income taxes of ($4.6) million and $1.9 million, respectively, for income taxes under the Tax Sharing Agreement.

                           CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)
           Nine Months Ended September 30, 1999 and 1998


The income tax benefit for the nine-month period ended
September 30, 1999, constitutes a net operating loss carryforward which serves to reduce existing deferred tax liabilities. Due to losses sustained by the Company during the last half of 1998, the 1998 provision of $1.9 million was reversed during the fourth quarter of 1998.

Under the terms of an Indenture between the Company, the guarantors and the trustee relating to $105 million principal amount of 10 3/4% Senior Notes due 2007 (the "Notes"), the Company is permitted to distribute or pay in the form of dividends and other distributions to LSB in connection with the Company's outstanding equity securities or loans, (a) advances or investments to any person (including LSB), up to 50% of the Company's consolidated net income for the period (taken as one accounting period), commencing on January 1, 1998, to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by the Company from the sale of its capital stock. This limitation will not prohibit (i) payment to LSB under the Services Agreement, Management Agreement and the Tax Sharing Agreement, or(ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration. For the nine months ended September 30, 1999 and 1998, the Company did not make any distributions or pay any dividends to LSB.

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

During the latter part of March 1999, LSB's management began considering the realignment of certain of LSB's overhead to better match its focus on the Company and its subsidiaries' operations. Consistent with this realignment, in April 1999, the Company's

                          CLIMACHEM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)
             Nine Months Ended September 30, 1999 and 1998


Board of Directors approved the acquisition of certain assets from LSB in accordance with the terms of the Indenture to which the Company and its subsidiaries are parties and the loan agreement that LSB and subsidiaries of the Company are borrowing under, which assets are materially related to the lines of business of the Chemical and Climate Control Businesses. These assets are real estate and improvements located thereon in which the Climate
Control Business will conduct certain manufacturing operations, and a subsidiary of LSB that owns an option to acquire a French HVAC manufacturing company and all amounts due and payable from such French manufacturer or its parent to LSB. This transaction was closed during the second quarter of 1999, and the Company paid LSB $2.6 million for the option and receivables due from the French manufacturer and its parent. It is anticipated that the Company will close the acquisition of the real estate discussed above from LSB by the first quarter of 2000. The final purchase price to be paid to LSB for the real estate will be approximately $2.1 million, of which the Company has deposited approximately $1.9 million against the purchase of such real estate.

The Company's Climate Control Business leases the facilities of one of its Climate Control manufacturing subsidiaries and certain production equipment from a subsidiary of LSB that is not the Company or a subsidiary of the Company under operating leases. Rental expense associated with these leases was $948,868 and $356,250 for the first nine months of 1999 and 1998, respectively and $566,858 and $118,750 during the third quarter of 1999 and 1998, respectively.

The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At September 30, 1999, the Company had loans and advances due from LSB of approximately $13.4 million, $10.0 million of which were made to LSB from the proceeds of the sale of the Notes and bear interest at 10-3/4%, maturing November 2007. The remainder of these loans to LSB and affiliates relate to cash advances from the Company to LSB and affiliates prior to the sale of the Notes and these loans are due November 2007 and bear interest at 7% per annum. Interest is payable semiannually and the principal is payable on maturity.
The Company also has $2.9 million due from LSB and affiliates as of September 30, 1999, included in current assets, which includes approximately $2.0 million in advances to LSB as permitted under the terms of the Indenture and the remainder related primarily to accrued interest on the above-referenced loans and advances.

LSB and its subsidiaries (other than the Company and its subsidiaries) are dependent upon their separate cash flows and the restricted funds which can be distributed by the Company under the above-mentioned agreements. As a result, the Company's losses in

                         CLIMACHEM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)
          Nine Months Ended September 30, 1999 and 1998


1998 and the nine months ended September 30, 1999, the terms of the Indenture have not permitted the Company to make any dividend distributions or tax payments to LSB. The Company expects that it will be at least 2001 before it will be permitted under the terms of the Indenture to make dividend distributions or tax payments to LSB.

As of September 30, 1999, LSB and its subsidiaries (excluding restricted amounts related to the Company and its subsidiaries), have working capital of $.5 million (including $22.1 million of inventories and $10.7 million of accounts receivable), a stockholders' deficit of $1.1 million (exclusive of their equity in the Company) and long-term debt of $34.2 million ($15.0 million of which is classified as due within one year. For the nine months ended September 30, 1999, LSB and its subsidiaries (excluding the Company and its subsidiaries) had a net loss of $12.6 million, and used cash in operating activities of $.3 million.

As a result of the recent losses and the Company's present liquidity situation, the Company is evaluating whether it will be in a position to pay the December 1, 1999, interest payment on the Senior Notes.

At this time, LSB and its subsidiaries, including the Company, are considering alternatives for restructuring their balance sheets, such as raising new capital and reducing debt. If LSB is not successful in effecting a restructuring and the Company is not able to transfer funds to LSB and its affiliates as permitted under the Indenture, the recoverability of the loans and advances to LSB, including those due in 2007, may not be recoverable.

As of September 30, 1999, the Company has not provided an allowance for doubtful accounts against these receivables, loans and advances since it is their present belief that LSB will be able to pay these amounts when they come due. However, LSB has advised the Company that it is evaluating whether it will be in a position to pay the December 1, 1999 interest payment of $537,500 ($358,000 as of September 30, 1999) on the $10,000,000 loan associated with the Company's $105,000,000 Notes. If the Company does not pay the December 1, 1999 interest payment on December 1, it has thirty
(30) days to cure such before it becomes an event of default under the terms of the Indenture. This estimate is subject to change in the near term.

During July 1999, a subsidiary of the Company sold 26 railcars to a non-affiliated entity for approximately $1.1 million.
Thereafter, the entity leased the railcars to a subsidiary of LSB, which is neither the Company nor a subsidiary of the Company. A subsidiary of the Company has entered into a services agreement with such LSB subsidiary pursuant to which such subsidiary is to provide railcar services to a subsidiary of the Company. Under the services agreement, the Company's subsidiary will pay a fee based

                          CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)
           Nine Months Ended September 30, 1999 and 1998


on each railcar unit used by such subsidiary of $1,031 per month.
The Company's subsidiary is not required to use any railcar equipment under the services agreement, and the services agreement may be terminated at any time on 30 days written notice.

                           CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)
           Nine Months Ended September 30, 1999 and 1998



Note 4: Segment Information
___________________________

                                    Nine Months Ended        Three Months Ended
                                      September 30,            September 30,
                                      1999     1998           1999       1998
                                    _______   ________       ________   ________
                                                   (in thousands)
                                                     (unaudited)
Net sales:
  Businesses continuing:
    Chemical                        $ 97,555   $ 100,814      $ 27,861   $ 31,500
    Climate Control                   86,559      90,245        30,534     30,637
  Business disposed of - Chemical      7,462      11,403         1,088      3,195
                                    ________   _________      ________   ________
                                    $191,576   $ 202,462      $ 59,483   $ 65,332
                                    ========   =========      ========   ========
Operating profit (loss):
  Businesses continuing:
    Chemical:
      Recurring operations           $  1,482   $   5,242     $  (858)   $    (49)
      Loss on purchase commitments     (8,439)         -         (939)         -
                                     ________   _________     ________   ________
                                       (6,957)      5,242      (1,797)        (49)
    Climate Control                     7,421       8,244       2,316       3,007
  Business disposed of -
    Chemical                           (1,632)     (1,433)       (143)       (445)
                                     ________    ________     _______     _______
                                       (1,168)     12,053         376       2,513
Unallocated fees from Services
  Agreement and general corporate
  expenses, net                       (2,842)          -       (1,338)          -
Loss on business disposed of -
  Chemical                            (1,971)          -            -           -
Interest expense:
  Recurring operations                (9,613)     (8,993)       (3,208)    (2,956)
  Business to be disposed of -
    Chemical                            (326)       (340)          (84)      (104)
                                     _______     ________     ________    ________
                                      (9,939)     (9,333)       (3,292)    (3,060)
                                    ________     _______      ________    ________
Income (loss) before income taxes   $(15,920)   $  2,720      $ (4,254)   $  (547)
                                    ========     =======       =======     =======


                             CLIMACHEM, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)
               Nine Months Ended September 30, 1998 and 1998


Note 5: Business Disposed of
____________________________

On August 2, 1999 the Company sold substantially all the assets of its wholly owned subsidiary, Total Energy Systems Limited and its subsidiaries ("TES").

Pursuant to the sale agreement, TES retained certain of its liabilities to be liquidated from the proceeds of the sale and from the collection of its accounts receivables which were retained.

At closing on August 2, 1999, the Company received approximately
$3.4 million, in net proceeds from the assets sold, exclusive of approximately $.7 million retained by buyer related to the final reconciliation of the value of the inventory sold, after paying off
$6.4 million bank debt and the purchaser assuming approximately
$1.1 million of debt related to certain capitalized lease obligations. The Company expects to complete the liquidation of the assets and liabilities retained during the fourth quarter of 1999.

The loss associated with this transaction included in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 1999, is $1,971,000 and is comprised of disposition costs of approximately $.4 million, the recognition in earnings of the cumulative foreign currency loss of approximately $1.1 million and approximately $.6 million related to the resolution of certain environmental matters.

Note 6:   Inventory Write-down and Loss on Firm Purchase Commitment
___________________________________________________________________
Due to decreased selling prices for certain of the Chemical
Business' nitrogen-based products, the Chemical Business wrote down the carrying value of certain inventories by approximately $1.6 million at June 30, 1999, representing the cost in excess of market.

The Chemical Business also has firm uncancelable commitments to purchase anhydrous ammonia pursuant to the terms of two contracts.
The purchase price(s) the Chemical Business will be required to pay for anhydrous ammonia under one of these contracts, which is for a significant percentage of the Chemical Business' anhydrous ammonia requirements, currently exceeds and is expected to continue to exceed the spot market prices throughout the purchase period.
At this time, the Company has reached an oral agreement in principle with the supplier of anhydrous ammonia under this contract which will allow the Company to defer quanities required to be purchased under this take or pay contract through 2002. This agreement in principle is subject to the parties evolving into a definitive agreement, and there are no assurances that a definitive agreement will be finalized.
The Company will have deferred approximately $9.0 million of product from the calendar year 1999 into future periods. Should the Company and the supplier not ultimately consummate the definitive agreement, the Company would be required to pay for such volumes not taken in January 2000. Additionally, the current excess supply of nitrate based products caused, in part, by the import of Russian nitrate, has caused a significant decline in the sales prices, with no improvement in sales prices expected in the near term. Due to the decline in sales prices, the cost to produce the nitrate based products, including the cost of the anhydrous ammonia to be purchased under

                           CLIMACHEM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)
           Nine Months Ended September 30, 1999 and 1998


the contracts, exceeds the anticipated future sales prices of such products. As a result, the accompanying Condensed Consolidated
Financial Statements for the nine months ended September 30, 1999 include provision for loss on firm purchase commitments of anhydrous ammonia required to be purchased during the remainder of the contracts of approximately $8.4 million of which approximately
$4.9 million is classified as a long-term liability. The loss provision recorded for the three months ended September 30, 1999
($.9 million), is based on the forward contract pricing existing at September 30, 1999, which primarily represents an increase from pricing at June 30, 1999. This pricing can move upward or downward in future periods. Based on forward pricing existing as of November 15, 1999, the Chemical Business would not be required to recognize an additional loss. This loss provision estimate may change in the near term.

Note 7.  Long-term Debt
_______________________
In November 1997, the Company completed the sale of $105 million principal amount of 10 3/4% Senior Notes due 2007 (the "Notes").
Interest on the Notes is payable semiannually in arrears on June 1 and December 1 of each year, and the principal is payable in the year 2007.  The notes are senior unsecured obligations of the
Company and rank pari passu in right of payment to all existing senior unsecured indebtedness of the Company and its subsidiaries.
The Notes are effectively subordinated to all existing and future senior secured indebtedness of the Company.

The Company is a holding company with no assets or operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly, by the Company. The Company's payment obligations under the Notes are fully, unconditionally, and jointly and severally guaranteed by all of the existing subsidiaries of the Company, except for one subsidiary, El Dorado Nitrogen Company ("EDNC").

Set forth below are unaudited condensed consolidating financial statements of the Guarantor Subsidiaries, the Company's subsidiary which is not a guarantor of the Senior Notes (the "Non-Guarantor
Subsidiary") and the Company. For all periods presented, EDNC was the only Non-Guarantor Subsidiary. Separate financial statements of each Guarantor Subsidiary have not been provided because management has determined that they are not material to investors.







                          CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)
           Nine Months Ended September 30, 1999 and 1998

Note 7:  Long-term Debt (continued)
__________________________________

        Condensed Consolidating Balance Sheet (Unaudited)
                     As of September 30, 1999
                      (dollars in thousands)


                                    GUARANTOR      NON-GUARANTOR     COMPANY
                                   SUBSIDIARIES     SUBSIDIARY       (PARENT)     ELIMINATIONS     CONSOLIDATED
                                   ____________    ______________   __________    ____________      ___________
ASSETS:
Current assets:
  Cash                             $      (119)    $         546     $      313    $                 $       740
  Trade accounts receivable, net        39,591             2,568              -                            42,159
  Inventories                           26,013                65              -                            26,078
  Supplies and prepaid items             7,730                73            879                            8,682
  Current deferred income taxes          4,837                 -                                           4,837
  Due from LSB and affiliates, net       1,712                 -          1,214                            2,926
                                    __________       ___________       ________     __________      ____________

             Total current assets       79,764             3,252          2,406              -            85,422

Property, plant and equipment net       75,363               350          1,899                           77,612
Notes receivable from LSB and
   affiliates                                -                 -         13,443                           13,443
Investment in subsidiaries                   -                 -        110,411       (110,411)                -

Other assets, net                        9,695             2,367          3,717                           15,779
                                   ___________       ___________      _________      _________         __________
                                   $   164,822      $      5,969     $  131,876      $(110,411)       $  192,256
                                   ===========       ===========      =========      =========        ==========
LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities
  Accounts payable                 $    15,015       $     1,184      $       -       $                 $  16,199
  Accrued liabilities                    8,295             3,095          3,766              -            15,156
  Accrued losses on firm purchase
   commitments                           2,605                 -              -                            2,605
  Current portion of long-term
    debt                                 4,017                 -              -                            4,017
                                   ___________        __________      _________       __________        _________
        Total current liabilities       29,932             4,279          3,766                          37,977

Long-term debt                          23,974                          105,000                          128,974
Accrued losses on firm purchase
   commitments                           4,879                                -                           4,879
Deferred income taxes                    6,454                                -                           6,454
Investment in and advances from
  affiliates                            27,207               616              -         (27,823)              -
Stockholders' equity
  Common stock                              60                 1              1             (61)              1
  Capital in excess of par value        78,984                 -          12,652         (78,984)         12,652
  Retained earnings (accumulated
    deficit)                            (6,668)            1,073         10,457           (3,543)           1,319
                                   ___________     _____________     __________     ____________     ___________
       Total stockholders' equity       72,376             1,074         23,110         (82,588)         13,972
                                   ___________     _____________     __________     ____________     ___________
                                   $   164,822     $       5,969     $  131,876     $  (110,411)     $  192,256
                                    ==========     =============      =========      ==========

                          CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited)
            Nine Months Ended September 30, 1999 and 1998


Note 7: Long-term Debt (continued)
__________________________________

        Condensed Consolidating Balance Sheet (Unaudited)
                     As of December 31, 1998
                      (dollars in thousands)


                                    GUARANTOR       NON-GUARANTOR    COMPANY
                                   SUBSIDIARIES      SUBSIDIARY      (PARENT)     ELIMINATION     CONSOLIDATED
                                   ____________    ______________   __________    ___________     ____________
ASSETS
Current assets:
  Cash                              $       744     $         2      $       4     $               $       750
  Trade accounts receivable, net         37,008           1,809              -                          38,817
  Inventories                            37,367             259              -                          37,367
  Supplies and prepaid items              6,704               -             60                           7,023
  Income tax receivable                       -               -          2,050                           2,050
  Current deferred income taxes           1,338               -              -                           1,338
  Due from LSB and affiliates, net            -               -          1,047                           1,047
                                     __________     ___________      __________      ___________     __________
       Total current assets              83,161           2,070          3,161               -          88,392

Property, plant and equipment net        82,389               -              -                          82,389
Notes receivable from LSB and
   affiliates                                 -               -         13,443                          13,443
Investment in and advances from
   affiliates                                 -               -         110,686          (110,686)
Other assets, net                         6,962               -           3,981            (463)        10,480
                                      _________      __________       _________       _________       _________
                                     $  172,512      $    2,070       $ 131,271       $(111,149)     $ 194,704
                                      =========      ==========       =========       =========       ========

LIABILITIES AND STOCKHOLDER EQUITY
Current liabilities
  Accounts payable                   $   15,937      $    1,466       $      13       $              $  17,416
  Accrued liabilities                     5,078             463             941                         6,019
  Current portion of long-term debt      10,460               -               -             (463)        10,460
                                      _________       __________       _________       _________      _________
      Total current liabilities          31,475           1,929             954             (463)       33,895

Long-term debt                           22,471               -          105,000                        127,471
Investment in and advances from
   subsidiaries                          34,283               -               -          (34,283)            -
Deferred income taxes                     9,580               -               -                          9,580
Stockholders' equity
  Common stock                               60               1               1               (61)           1
  Capital in excess of par value         72,797               -          12,652           (72,797)      12,652
  Accumulated other comprehensive loss   (1,559)              -               -                         (1,559)
  Retained earnings                       3,405             140          12,664            (3,545)      12,664
                                      _________     ___________      __________      ____________     ________
      Total stockholders' equity         74,703             141          25,317           (76,403)      23,758
                                      _________     ___________      __________      ____________     ________

                                     $  172,512     $     2,070      $  131,271      $   (111,149)   $ 194,704
                                      =========     ===========      ==========      ============     ========

                           CLIMACHEM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)
            Nine Months Ended September 30, 1999 and 1998


Note 7: Long-term Debt (continued)

   Condensed Consolidating Statement of Operations (Unaudited)
              Nine Months Ended September 30, 1999
                     (dollars in thousands)

                                          GUARANTOR     NON-GUARANTOR    COMPANY
                                        SUBSIDIARIES     SUBSIDIARY      (PARENT)      ELIMINATIONS      CONSOLIDATED
                                        ____________    ______________   ________      ____________      ____________
Business continuing at
   September 30, 1999
Revenues:
  Net sales                             $  174,242       $   9,872        $       -       $                 $  184,114
  Other income (expense)                     1,322            (502)             (59)                               761
                                        __________       _________        _________       _________          _________
                                        $  175,564       $   9,370              (59)                        $  184,875
Costs and expenses:
  Cost of sales                            139,131           7,682              283                            147,096
  Selling, general and administrative       29,077             139            2,502                             31,718
  Interest                                   8,854              44              715                              9,613
  Provisions for losses on firm
   purchase commitments                      8,439               -                                               8,439
                                        __________       _________       __________       _________          _________
                                           185,501           7,865            3,500                            196,866
                                        ==========       =========       ==========       =========          =========
  Income (loss) before business
    disposed of and provision
    (benefit) for income tax                (9,937)          1,505           (3,559)              -            (11,991)

Business disposed of during 1999:
  Revenues                                   7,461               -                -               -              7,461
  Operating costs, expenses and interest     9,419               -                -               -              9,419
                                         _________       _________       __________       _________          _________
                                            (1,958)                                                             (1,958)
  Loss on disposal of business              (1,971)              -                -               -             (1,971)
                                         _________       _________       __________       _________          __________
                                            (3,929)              -                -               -             (3,929)
                                         _________       _________       __________       _________           _________
Income (loss) before provision
   (benefit) for income taxes              (13,866)          1,505           (3,559)              -            (15,920)

Provision (benefit) for income taxes        (3,795)            572           (1,352)              -             (4,575)
                                         _________       _________       __________       _________          _________
Net income (loss)                        $ (10,071)     $      933       $   (2,207)     $        -         $  (11,345)
                                         =========       =========       ==========       =========          =========



                          CLIMACHEM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)
             Nine Months Ended September 30, 1999 and 1998


Note 7: Long-term Debt (continued)

   Condensed Consolidating Statement of Operations (Unaudited)
              Nine Months Ended September 30, 1998
                     (dollars in thousands)


                                        GUARANTOR      NON-GUARANTOR   COMPANY
                                       SUBSIDIARIES     SUBSIDIARY     (PARENT)     ELIMINATIONS     CONSOLIDATED
                                       ____________    _____________   _______      ____________     ____________
Business continuing at
   September 30, 1998
Revenues:
  Net sales                            $  191,059      $               $            $                $  191,059
  Other income (expense)                      288                                                           288
                                       __________      __________      _________     __________      __________
                                          191,347              -               -              -         191,347
Costs and expenses:
  Cost of sales                           148,902                                                       148,902
  Selling, general and administrative      27,265                          1,694                         28,959
  Interest expense (income)                 9,912                           (919)                         8,993
                                       __________      __________      _________     __________      __________
                                          186,029              -            (775)             -         186,854
                                       __________      __________      _________     __________      __________
  Income (loss) before business
    disposed of and provisions
    (benefit) for income taxes              5,268                           (775)                         4,463

Business to be disposed of during
   1999:
  Revenues                                 11,402                                                        11,402
  Operating costs, expenses and
   interest                                13,175                                                        13,175
                                       __________      __________      _________     __________       _________
  Loss on disposal of business             (1,773)             -               -              -          (1,773)

Income (loss) before provision
   (benefit) for income taxes               3,495                           (775)                         2,720
Provision (benefit) for income
   taxes                                    2,203                           (295)                         1,908
                                      ___________     ___________      _________      __________      _________
Net income (loss)                     $     1,292     $        -       $    (480)     $       -       $     812
                                      ===========     ===========      =========       =========      =========


                             CLIMACHEM, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (unaudited)
             Nine Months Ended September 30, 1999 and 1998

Note 7: Long-term Debt (continued)
_________________________________

   Condensed Consolidating Statement of Operations (Unaudited)
              Three Months Ended September 30, 1999
                     (dollars in thousands)



                                          GUARANTOR      NON-GUARANTOR   COMPANY
                                         SUBSIDIARIES     SUBSIDIARY     (PARENT)     ELIMINATIONS     CONSOLIDATED
                                         ____________    _____________   _______      ____________     ____________
Business continuing at
   September 30, 1999
Revenues:
  Net sales                              $   51,055      $    7,391       $      -    $       (51)     $   58,395
  Other income (expense)                      1,369             (61)            41                          1,249
                                         __________      __________       ________     __________      __________
                                             52,424           7,230             41            (51)         59,644

Costs and expenses:
  Cost of sales                              41,465           6,444            283            (51)         48,141
  Selling, general and administrative        10,176             110          1,097                         11,383
  Interest                                    2,829              20            359                          3,208
  Provisions for losses on firm
   purchase commitments                         939               -              -                             39
                                         __________      __________       ________     __________       _________
                                             55,409           6,574          1,739            (51)         63,671
  Income (loss) before business
    disposed and provisions
    (benefit) for income taxes               (3,301)            656         (1,698)             -          (4,027)

Business disposed of during 1999:
  Revenues                                    1,088               -              -                          1,088
  Operating costs, expenses and
    interest                                  1,315               -              -                          1,315
                                         __________     ___________      _________     __________       _________
  Loss on disposal of business                 (227)              -              -              -            (227)

Income (loss) before provision
   (benefit) for income taxes                (3,212)            656         (1,698)                        (4,254)

Provision (benefit) for income
   taxes                                     (1,106)            250           (645)                        (1,501)
                                        ___________     ___________      _________      __________      _________
Net income (loss)                       $    (2,106)    $       406      $  (1,053)      $        -      $  (2,753)
                                        ===========     ===========      =========      ==========      =========


                            CLIMACHEM, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)
             Nine Months Ended September 30, 1999 and 1998


Note 7: Long-term Debt (continued)

         Condensed Consolidating Statement of Operations (Unaudited)
              Three Months Ended September 30, 1998
                     (dollars in thousands)


                                          GUARANTOR      NON-GUARANTOR   COMPANY
                                         SUBSIDIARIES     SUBSIDIARY     (PARENT)     ELIMINATIONS     CONSOLIDATED
                                         ____________    _____________   ________     ____________     ____________
Business continuing at
   September 30, 1998
Revenues:
  Net sales                              $   62,137      $          -     $            $                $   62,137
  Other income (expense)                         61                                                             61
                                         __________      ____________     ________     ___________      __________
                                             62,198                 -            -               -          62,198
Costs and expenses:
  Cost of sales                              49,512                 -                                       49,512
  Selling, general and administrative         9,114                 -          614                           9,728
  Interest expense (income)                   3,268                 -         (312)                          2,956
                                         __________      ____________     ________      __________      __________
                                             61,894                 -          302                          62,196
                                         __________      ____________     ________      __________      __________
  Income (loss) before business
    disposed of and provision
    (benefit) for income taxes                  304                 -         (302)              -               2

Business to be disposed of during
   1999:
  Revenues                                    3,195                 -            -                           3,195
  Operating costs, expenses and
   interest                                   3,744                 -            -                           3,744
                                         __________      ____________     ________       _________       _________
  Loss on disposal of business                 (549)                -            -               -            (549)
                                         __________      ____________     ________       _________       _________
Loss before provision (benefit) for
  income taxes                                 (245)                -         (302)              -            (547)

Provision (benefit) for income taxes            323                 -         (115)                            208
                                         __________      ____________     ________        ________       _________
Net loss                                 $     (568)     $          -     $   (187)       $      -       $    (755)
                                         ==========      ============     ========        ========       =========

                             CLIMACHEM, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (unaudited)
               Nine Months Ended September 30, 1999 and 1998


Note 7: Long-term Debt (continued)

   Condensed Consolidating Statement of Cash Flows (Unaudited)
              Nine Months Ended September 30, 1999
                     (dollars in thousands)

                                              GUARANTOR      NON-GUARANTOR   COMPANY
                                             SUBSIDIARIES     SUBSIDIARY     (PARENT)     ELIMINATIONS     CONSOLIDATED
                                             ____________    _____________   ________     ____________     ____________
Net cash flows from operations               $        121     $   3,261       $   2,255    $        -       $    5,637

Cash flows from investing activities
  Capital expenditures                             (3,706)         (350)              -             -           (4,056)
  Payments made for acquisition                    (3,113)            -               -             -           (3,113)
  Purchase of option                               (2,558)            -               -             -           (2,558)
  Proceeds from sale of equipment                   1,060             -               -             -            1,060
  Proceeds of sale of business disposed of          3,491             -               -             -            3,491
  Deposit on real estate to LSB and
    affiliates                                          -             -          (1,899)            -           (1,899)
                                              ___________     _________       _________     _________       __________
  Increase in other assets                          1,890        (2,367)            (47)            -             (524)
Net cash used by investing
  activities                                       (2,936)       (2,717)          (1,946)                        (7,599)

Cash flows from financing activities:
  Payments on long-term debt                       (2,111)            -               -             -           (2,111)
  Net change in revolving debt                      4,063             -               -             -            4,063
                                              ___________     _________       _________      _________      __________
Net cash provided by financing
   activities                                       1,952             -               -             -            1,952
                                              ___________     _________       __________     _________      __________
Net increase (decrease) in cash from all
   activities                                        (863)          544             309                            (10)

Cash at the beginning of  period                      744             2               4                            750
                                              ___________     _________       _________       ________      __________
Cash at end of period                         $      (119)    $     546       $     311       $     -        $     740
                                              ===========     =========       =========       =========      =========



                            CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)
           Nine Months Ended September 30, 1999 and 1998


Note 7: Long-term Debt (continued)

   Condensed Consolidating Statement of Cash Flows (Unaudited)
              Nine Months Ended September 30, 1998
                     (dollars in thousands)

                                          GUARANTOR      NON-GUARANTOR   COMPANY
                                         SUBSIDIARIES     SUBSIDIARY     (PARENT)     ELIMINATIONS     CONSOLIDATED
                                         ____________    _____________   ________     ____________     ____________
Net cash flows from operations            $    8,950      $         9     $   1,237    $                $   10,196

Cash flows from investing activities
  Capital expenditures                        (4,229)               -             -                         (4,239)
  Proceeds from sale of equipment                 64                -             -                             64
  Increase in other assets                    (1,212)             (52)         (628)                        (1,892)
                                          __________      ___________     _________     ___________     ___________
Net cash used by investing
   activities                                 (5,377)             (52)         (628)              -         (6,057)

Cash flows from financing activities:
  Payments on long-term                       (4,939)               -             -                         (4,939)
  Other                                          150                -             -                            150
  Net change in revolving debt                (1,863)               -             -                         (1,863)
                                          __________      ___________     _________      __________      _________
Net cash used by financing
   activities                                 (6,652)               -             -               -         (6,652)
                                          __________      __________      _________      __________      _________
Net increase (decrease) in cash from
  all activities                              (3,079)             (43)         (609)              -          (2,513)
Cash at the beginning of period                3,893               45          (404)                          3,534
                                          __________      ___________     __________      __________      _________
Cash at end of period                     $      814      $         2     $     205       $               $   1,021
                                          ==========      ===========     ==========      ==========      =========

Note 8.  Liquidity and Management's Plans
__________________________________________
     For the nine months ended September 30, 1999, and the year ended December 31, 1998, the Company and its subsidiaries reported net losses of $11.3 million and $2.6 million, respectively. The Indenture to the 10 3/4% Senior Notes limits the Company's ability to incur additional indebtedness and enter into certain merger, acquisitions, and dispositions.

     LSB and the Company's revolving credit facility provides that as long as LSB and the Company's borrowing availability under the revolver is not less than a minimum aggregate of $15 million for three consecutive business days, LSB and the Company will not have to meet certain financial covenants, including tangible net worth and debt-to-worth ratios. As of November 15, 1999, LSB and the Company, in the aggregate, have a borrowing availability under the revolver of $20.5 million. As previously stated, the Company has outstanding $105 million in Notes, which require that a semi-annual interest payment of $5,643,000 be paid on each of December 1 and June 1. If the Company were to pay the December 1, 1999 interest payment on the $105 million Notes, such

                        CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (unaudited)
            Nine Months Ended September 30, 1999 and 1998



payment could place the borrowing availability under the revolver at less than the required $15 million, and without a waiver from the lender, would require LSB and the Company to meet certain financial covenants. As of the date of this report, the Company does not believe that, without further waivers from the lender, LSB and the Company would be in compliance with certain of those financial covenants. If the Company does not pay the December 1, 1999 interest payment on December 1, it has thirty (30) days to cure such before it becomes an event of default under the terms of the Indenture. An event of noncompliance, if not waived or remedied within the cure period provided for in the agreement, may cause an event of default, if so declared by the lender. Under an event of default, among other things, the lender may declare the debt immediately due and payable. An event of default under the Indenture to the 10 3/4% Senior Notes could result in a default of the Revolver and certain other indebted-ness of the Company and its subsidiaries.

     In November 1999, LSB and the Company retained Banc of America Securities LLC as its financial advisor, to provide assistance to LSB and the Company in evaluating liquidity alternatives and providing advice concerning alternatives available to LSB and the Company. LSB and the Company are considering alternatives for restructuring their balance sheets, such as raising new capital and reducing debt. At this time, the Company is not able to predict whether LSB and/or the Company will be successful in effecting changes necessary to alleviate the weakened liquidity situation of LSB and its subsidiaries. If LSB and the Company are not successful in addressing this matter in the near future, the recoverability and classification of assets and the amounts and classification of liabilities may be subject to change in the near terms.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of
Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's September 30, 1999
Condensed Consolidated Financial Statements.

     Certain statements contained in this "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" may be deemed forward-looking statements.  See
"Special Note Regarding Forward-Looking Statements".

OVERVIEW

     In October 1997, the Company was organized as a new wholly owned subsidiary of LSB Industries, Inc. ("LSB"). The Company owns substantially all of LSB's Chemical and Climate Control Businesses. See Note 1 of Notes to Condensed Consolidated Financial Statements. Information about the Company's operations in different industry segments for the nine months and three months ended September 30, 1999 and 1998 is detailed below.

                                          Nine Months Ended         Three Months Ended
                                            September 30,              September 30,
                                          1999         1998           1999         1998
                                          ____         ____           ____         ____
                                                          (in thousands)
                                                           (unaudited)
Sales:
  Businesses continuing:
    Chemical                           $   97,555    $  100,814     $ 27,861    $   31,500
    Climate Control                        86,559        90,245       30,534        30,637
    Business disposed of (1):
      Chemical                              7,461        11,402        1,088         3,195
                                       __________    __________     ________    __________
                                       $  191,575    $  202,461     $ 59,483    $   65,332
                                       ==========    ==========     ========    ==========
Gross profit (loss) (2):
  Businesses continuing:
    Chemical                           $   11,291    $   15,609     $  1,699    $    3,431
    Climate Control                        26,009        26,548        8,838         9,194
  Business disposed of (1):
    Chemical                                 (118)          206          111            47
                                       __________     _________     ________    __________
                                       $   37,182    $   42,363     $ 10,648    $   12,672
                                       ==========    ==========     ========    ==========
Operating profit (loss) (3):
  Businesses continuing:
    Chemical:
      Recurring operations             $   1,482      $    5,242    $   (858)   $     (49)
      Loss on purchase commitments        (8,439)              -        (939)           -
                                       _________      __________    ________    _________
                                          (6,957)          5,242      (1,797)         (49)
    Climate Control                        7,421           8,244       2,316        3,007
  Business disposed of (1):
    Chemical                              (1,632)         (1,433)       (143)        (445)
                                       _________      __________    ________    _________
                                          (1,168)         12,053         376        2,513
Unallocated fees from Services
  Agreement and general corporate
  expenses, net                           (2,842)              -      (1,338)          -
Loss on business disposed of -
  Chemical                                (1,971)              -           -           -
Interest Expense:
  Recurring operations                    (9,613)         (8,993)     (3,208)     (2,956)
  Business disposed of - Chemical           (326)           (340)        (84)       (104)
                                      __________      __________     ________   ________
                                          (9,939)         (9,333)     (3,292)   $ (3,060)
                                      __________      __________     ________   _________
Income (loss) before income taxes     $  (15,920)     $    2,720    $ (4,254)   $   (547)
                                      ==========      ==========    =========   =========

(1)  On August 2, 1999, the Company sold substantially all of the
     assets of its wholly owned Australian subsidiary, TES.   See
     Note 5 of Notes to Condensed Consolidated Financial Statements for further information. The operating results for TES have been presented separately in the above table.

(2) Gross profit by industry segment represents net sales less cost of sales.

(3) Operating profit (loss) by industry segment represents gross profit less operating expenses before deducting fees from the Services Agreement, interest expense and income taxes.

Chemical Business

     Sales in the Chemical Business (excluding the Australian subsidiary in which substantially all of its assets were disposed of in August, 1999) have decreased from $100.8 million in the nine months ended September 30, 1998 to $97.6 million in the nine months ended September 30, 1999 and the gross profit (excluding the Australian subsidiary and the provision for loss on firm purchase commitments) has decreased from $15.6 million in 1998 to $11.3 in 1999. The gross profit percentage (excluding the Australian subsidiary and the provision for loss on firm purchase commitments) has decreased from 15.5% in 1998 to 11.6% in 1999 primarily as a result of lower unit sales prices and a $1.6 million inventory write-down as discussed below.

     As of September 30, 1999, the Chemical Business has commitments to purchase anhydrous ammonia under two contracts. The Company's purchase price of anhydrous ammonia under these contracts can be higher or lower than the current market spot price of anhydrous ammonia. Pricing is subject to variations due to numerous factors contained in these contracts. Based on the pricing index contained in one of these contracts, it is presently priced above the current market spot price. As of September 30, 1999, the Chemical Business has remaining purchase commitments of approximately 104,000 tons under this contract. At this time, the Company has reached an oral agreement in principle with the supplier of anhydrous ammonia under this contract which will allow the Company to defer quantities required to be purchased under this take or pay contract through 2002. This agreement in principle is subject to the parties evolving into a definitive agreement, and there are no assurances that a definitive agreement will be finalized. The Company will have deferred approximately $9.0 million of product from the calendar year 1999 into future periods. Should the Company and the Supplier not ultimately consummate the definitive agreement, the Company would be required to pay for such volumes not taken in January 2000. The Chemical Business is required to purchase a minimum of 7,000 tons monthly under the other contract expiring in June 2000, the requirements of which have been waived by the supplier for the fourth quarter of 1999. During the third quarter of 1999, the supplier was unable to deliver the required product to the Company.

     As stated above, the Chemical Business has commitments to purchase anhydrous ammonia pursuant to the terms of two contracts. The purchase price(s) the Chemical Business will be required to pay for anhydrous ammonia under one of these contracts currently exceeds and is expected to continue to exceed the spot market prices throughout the purchase period. Additionally, the current excess supply of nitrate based products, caused, in part, by the import of Russian nitrate, has caused a significant decline in the sales prices; no improvement in sales prices is expected in the near term. This decline in sales price has resulted in the cost of anhydrous ammonia purchased under these contracts when combined with manufacturing and distribution costs, to exceed anticipated future sales prices. As a result, the accompanying Condensed Consolidated Financial Statements include a loss provision of approximately $8.4 million for anhydrous ammonia required to be purchased during the remainder of the contracts. The provision for loss at September 30, 1999 is based on the forward contract pricing existing at September 30, 1999, and estimated market prices for products to be manufactured and sold during the remainder of the contracts. There are no assurances that such estimates will prove to be accurate. Differences, if any, in the estimated future cost of anhydrous ammonia and the actual cost in effect at the time of purchase and differences in the estimated sales prices and actual sales prices of products manufactured could cause the Company's operating results to differ from that estimated in arriving at the loss provision recorded at September 30, 1999. The Chemical Business currently has an excess inventory of nitrogen based products on hand. During the third quarter of 1999, two of the Chemical Businesses nitric acid plants and one of its prill plants were temporarily shut down due to the excessive supply of ammonium nitrate at the Chemical Business and in the market place. The plants that have been shut down have increased the Chemical Business' losses in the third quarter due to overhead costs that continue even though product is not being produced at the plants temporarily shut down. Subject to market demand and pricing for the Chemical Business products improving, it is anticipated that these plants will resume production in the first quarter of 2000. There are no assurances that the Chemical Business will not be required to record additional loss provisions in the future. Based on the forward pricing existing as of November 15, 1999, the Chemical Business would not be required to recognize an additional loss on the anhydrous ammonia purchase contracts. See "Special Note Regarding Forward Looking Statements."

     Due to decreased selling prices for certain of the Chemical Business' nitrogen-based products, the Chemical Business also wrote down the carrying value of certain inventories by approximately $1.6 million at June 30, 1999, representing the cost in excess of market value.

     The Chemical Business is a member of an organization of domestic fertilizer grade ammonium nitrate producers which is seeking protection from unfairly low priced Russian ammonium nitrate. This industry group filed a Petition with the U.S. Intentional Trade Commission and the U.S. Department of Commerce to perform an antidumping investigation and, if warranted, impose relief from Russian dumping. The International Trade Commission has rendered a favorable preliminary determination as to the presence of injury to U.S. producers of ammonium nitrate as a result of Russian ammonium nitrate in the U.S. market. In addition, the U.S. Department of Commerce has issued a preliminary affirmative determination of "critical circumstances", which means that if an antidumping duty order is eventually imposed, it may apply retroactively to any shipments of Russian ammonium nitrate entered into the United States as early as October, 1999. It is not known whether the antidumping Petition will be successful upon conclusion of the U.S. Government's investigation.

     In June 1999, a subsidiary of the Company completed its obligations pursuant to an agreement to construct a nitric acid plant located within Bayer's Baytown, Texas chemical plant complex. This plant is being operated by a subsidiary and is supplying nitric acid to Bayer under a long-term supply contract. Sales from this plant were approximately $7.2 million during the quarter ended September 30, 1999. Management estimates that, at full production capacity based on terms of the Bayer Agreement and, based on the price of anhydrous ammonia as of the date of this report, the plant should generate approximately $35 million in annual gross revenues. Unlike the Chemical Business' regular sales volume, the market risk on this additional volume is much less since the contract provides for recovery of costs, as defined, plus a profit. The Company's subsidiary is leasing the nitric acid plant pursuant to a leverage lease from an unrelated third party for an initial term of ten (10) years which, began on June 23, 1999. See "Special Note Regarding Forward Looking Statements."

     The results of operation of the Chemical Business' Australian subsidiary had been adversely affected due to adverse economic developments in certain countries in Asia. As these adverse economic conditions in Asia continued, they had an adverse effect on the Company's consolidated results of operations. As a result of the economic conditions in Australia and the adverse effect of such conditions on the Company's consolidated results of operations, the Company entered into an agreement to dispose of this business. On August 2, 1999 substantially all the assets were sold and a loss of approximately $2 million was recognized.

     For the year ended December 31, 1998, the Australian subsidiary had revenues of $14.2 million and a loss of $2.9 million. Revenues for the calendar year 1999 up to the date of sale were $7.5 million and the loss was $2.0 million excluding the loss on the sale.

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

     Although sales of $86.6 million for the nine months ended September 30, 1999, in the Climate Control Business were approximately 4.1% less than sales of $90.2 million in the nine months ended September 30, 1998, the gross profit was approximately $26.4 million in both periods. The gross profit percentage increased from 29.4% in the first nine months of 1998 to 30.0% in the first nine months of 1999.

RESULTS OF OPERATIONS
_____________________
Nine months ended September 30, 1999 vs. Nine months ended
September 30, 1998.

     Revenues
     ________
     Total revenues, including business disposed of, for the nine months ended September 30, 1999 and 1998 were $192.3 million and $202.7 million, respectively (a decrease of $10.4 million). Sales decreased $10.9 million and other income increased $.5 million.

     Net Sales
     _________
     Consolidated net sales, including business disposed of, included in total revenues for the nine months ended
September 30,1999 were $191.6 million, compared to $202.5 million for the first nine months of 1998, a decrease of $10.9 million. This decrease in sales resulted from: (i) decreased sales in the Climate Control Business of $3.7 million due to production delays related to mechanical problems with certain new equipment, and (ii) decreased sales in the Chemical Business of $7.2 million due to lower sales of agricultural products and sales of the Company's Australian subsidiary offset by increased sales of acid products. Agricultural sale prices were down dramatically due to the import of Russian nitrate resulting in an over supply of nitrate-based products (see Note 6 of Notes to Condensed Consolidated Financial Statements).

     Gross Profit
     ____________
     Gross profit, including business disposed of, excluding the effect of the $1.6 million inventory write-down discussed in Note
6 of Notes to Condensed Consolidated Financial Statements, would have been 19.4% for the first nine months of 1999, compared to 20.9% for the first nine months of 1998. The decrease in the gross profit percentage was due primarily to reduced selling prices of the Chemical Business' nitrogen based products.

     Selling, General and Administrative Expense
     ___________________________________________
     Selling, general and administrative ("SG&A") expenses, including business disposed of, as a percent of net sales were 17.2% in the nine month period ended September 30, 1999, compared to 15.2% for the first nine months of 1998. This increase is primarily the result of decreased sales volume in the Climate Control division, the sale of TES, increased costs of the Company-sponsored medical care programs for its employees due to increased health care costs, and the development of new product lines in the Climate Control Business. The costs associated with the new start-up operations in 1999 by the Climate Control Business, having minimal or no sales, contributed to the increase in dollars as well as expense as a percent of sales, as well as increased reimbursements to LSB of $1.9 million.

     Interest Expense
     ________________
     Interest expense, including business disposed of, for the Company was $9.9 million during the first nine months of 1999, compared to $9.3 million during the first nine months of 1998. This increase in interest expense was the result of higher average borrowings in 1999.

     Provision for Loss on Firm Purchase Commitments
     _______________________________________________
     The Company had a provision for loss on firm purchase commitments of $8.4 million for the nine months ended September 30, 1999. See discussion in Note 6 of Notes to Condensed Consolidated Financial Statements.

     Businesses Disposed of
     ______________________
     The Company sold substantially all the assets of a wholly owned subsidiary in 1999. See discussion in Note 5 of the Notes to Condensed Consolidated Financial Statements.

     Income (Loss) Before Taxes
     __________________________
     The Company had a loss before income taxes of $15.9 million in the first nine months of 1999 compared to income before income taxes of $2.7 million in the nine months ended September 30, 1998. The decreased profitability of $18.6 million was due to decreased gross profits and increased SG&A expenses, the loss on the disposal of the Australian subsidiary and the inventory write-down and provision for losses on purchase commitments, as previously discussed.

     Provision for Income Taxes
     __________________________
     The credit for income taxes pursuant to the terms of the Tax Sharing Agreement as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements was $4.6 million for the first nine months of 1999 on a pre-tax loss of $15.9 million (a 29% effective rate) compared to a provision for income taxes of $1.9 million in the first nine months of 1998 on a pre-tax income of $2.7 million (an effective rate of 70%). The effective rates differ from statutory rates due primarily to the Australian subsidiary losses.

Three months ended September 30, 1999 vs. Three months ended
September 30, 1998
____________________________________________________________
     Revenues
     ________
     Total revenues, including business disposed of, for the three months ended September 30, 1999, and 1998 were $60.7 million, and $65.4 million, respectively (a decrease of $4.7 million). Sales decreased $5.8 million.

     Net Sales
     _________
     Consolidated net sales, including business disposed of, included in total revenue for the three months ended September 30, 1999, were $59.5 million, compared to $65.3 million for the third quarter of 1998, a decrease of $5.8 million. This decrease in sales resulted from decreased sales in the Chemical Business of $5.8 million primarily due to lower sales in the agricultural products. Agricultural sale prices were down dramatically due to import of Russian nitrate resulting in an over supply of nitrate-based products.

     Gross Profit
     ____________
     Gross profit for the third quarter of 1999, compared to 19.4% for the comparable quarter of 1998. The decrease in the gross profit percentage was due primarily to reduced selling prices of the Chemical Business' nitrogen based products and certain production inefficiencies in the Climate Control Business.

     Selling, General and Administrative Expense
     ___________________________________________
     Selling, general and administrative ("SG&A") expenses as a percent of net sales from businesses continuing at September 30, 1999, were 19.1% in the nine-month period ended September 30, 1999, compared to 15.7% for the first nine months of 1998. This increase is primarily the result of decreased sales volume in the Climate Control Business, without equivalent corresponding decreases in SG&A, costs associated with new start-up operations in 1999, by the Climate Control Business, having minimal or no sales, and increased cost of the Company sponsored medical care programs for its employees due to increased health care costs and increased reimbursements to LSB of $.9 million.

     Interest Expense
     ________________
     Interest expense for the Company was $3.3 million in the third quarter of 1999, compared to $3.1 million during the third quarter of 1998. The increase in interest expense was the result of higher average borrowing in the third quarter of 1999.

     Provision for Loss on Firm Purchase Commitments
     _______________________________________________
     The Company had a provision for loss on firm purchase commitments of $.9 million for the three months ended September 30, 1999. See discussion in Note 6 of the Notes to Condensed
Consolidated Financial Statements.

     Business Disposed of
     ____________________
     The Company sold substantially all the assets of a wholly owned subsidiary in 1999. See discussion in Note 5 of the Notes to Condensed Consolidated Financial Statements.

     Loss Before Taxes
     _________________
     The Company had a loss before income taxes of $4.3 million in the third quarter of 1999 compared to a loss before income taxes of $.5 million in the three months ended September 30, 1998. The decreased profitability of $3.8 million was due to decreased gross profit and increased SG&A expenses, and the provision for losses on firm, uncancelable purchase commitments of $.9 million, as previously discussed.

     Provision (Credit) for Income Taxes
     ___________________________________
     The credit for income taxes pursuant to the terms of the Tax Sharing Agreement as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements was $1.5 million for the third quarter of 1999 on a pre-tax loss of $4.3 million (an effective rate of 35%) compared to a provision for income taxes of $.2 million in the third quarter of 1998 on a pre-tax loss of $.5 million.

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

     Net cash provided by operations for the nine months ended September 30, 1999 was $5.6 million, after $7.3 million for noncash depreciation and amortization, $2.0 million loss on business disposed of, $.7 million in provisions for possible losses on accounts receivable, inventory write-down and provision for losses on purchase commitments of $9.4 million, and the following changes in assets and liabilities: (i) accounts receivable increases of $3.8 million; (ii) inventory decreases of $2.8 million excluding the effect of the write-down; (iii) increases in supplies and prepaid items of $1.7 million; (iv) increases in accounts payable and accrued liabilities of $4.7 million; and (v) $.2 million decrease in the amount due from LSB and affiliates. The increase in accounts receivable was primarily due to increased days of sales outstanding in the Climate Control Business and seasonal sales of agricultural products in the Chemical Business. The decrease in inventory was due primarily to decreases in the Chemical Business due to seasonal fluctuation in excess of increases in the Climate Control Business' heat pump product lines. The increase in accounts payable and accrued liabilities resulted primarily from increased activity in the heat pump product lines of the Climate Control Business and accrued interest.

Cash Flow From Investing And Financing Activities
_________________________________________________
     Cash used by investing activities for the nine months ended September 30, 1999 included $4.1 million in capital expenditures, a $3.1 million payment made for an acquisition, $2.6 million for the purchase of an option to acquire a French HVAC manufacturer and a $1.9 million deposit on real estate to LSB and affiliates, as more fully discussed in Note 3 of Notes to Condensed Consolidated Financial Statements, $3.5 million proceeds from the sale of business disposed of as previously discussed, and $.5 million for increases in other assets. The capital expenditures took place in the Chemical and Climate Control Businesses to enhance production and product delivery capabilities. The payment made for acquisition relates to the purchase of all of the stock of a subsidiary of LSB that held an option to acquire an energy conservation joint venture (see Note 3 of Notes to Condensed Financial Statements).

     Net cash provided by financing activities included payments on long-term debt of $2.1 million and net increases in revolving debt of $4.1 million.

Source of Funds
_______________
     The Company is a diversified holding Company and its liquidity is dependent, in large part, on the operations of its subsidiaries and credit agreements with lenders.

     The Company owns substantially all of LSB's Chemical and Climate Control Businesses. On November 26, 1997, the Company issued senior unsecured notes which were exchanged with registered senior notes of the same amount and substantially the same terms in April 1998 ("Notes"), in the aggregate amount of $105 million pursuant to the terms of an indenture (the "Indenture"). The Notes are jointly and severally and fully and unconditionally guaranteed on a senior basis by all of the existing and all of the future subsidiaries of the Company, except one, El Dorado Nitrogen Company. See Note 7 of Notes to Condensed Consolidated Financial Statements.

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

     The Company sustained a net loss of $2.6 million in the calendar year 1998 and a net loss of $11.3 million, which includes the $8.4 million loss provision on the anhydrous ammonium contractual purchase commitments, for the nine months ended
September 30, 1999. Accordingly, the Company and its subsidiaries did not transfer funds to LSB in 1998 and the first nine months of 1999, except for reimbursement of costs and expenses incurred by LSB on their behalf, or in connection with certain agreements. LSB and the Company's revolving credit facility provides that as long as LSB and the Company's borrowing availability under the revolver is not less than a minimum aggregate of $15 million for three consecutive business days, the Company will not have to meet certain financial covenants, including tangible net worth and debt-to-worth ratios. As of November 15, 1999, LSB and the Company, in the aggregate, have a borrowing availability under the revolver of $20.5 million. As previously stated, the Company has outstanding
$105 million in Notes, which require that a semi-annual interest payment of $5,643,000 be paid on each of December 1 and June 1. If the Company were to pay the December 1, 1999 interest payment on the $105 million Notes, such payment could place the borrowing availability under the revolver at less than the required $15 million, and without a waiver from the lender, would require the Company to meet certain financial covenants. As of the date of this report, the Company does not believe that, without further waivers from the lender, the Company and LSB would be in compliance with certain of those financial covenants. As a result, the Company is evaluating whether it will be in a position to make the December 1, 1999 interest payment. See Note 8 of Notes to Condensed Consolidated Financial Statements.

     As part of the proceeds from the issuance of the Senior Notes, the Company made a $10 million loan to LSB. LSB has advised the Company that it is evaluating whether it will be in a position to pay the December 1, 1999 interest payment of $537,500 on the $10 million loan discussed above.

     LSB and the Company have retained Banc of America Securities
LLC to provide assistance to them in considering alternatives for restructuring their balance sheets, such as raising new capital and reducing debt.

     LSB, certain subsidiaries of LSB that are not subsidiaries of the Company, and certain subsidiaries of the Company are parties to a working capital line of credit evidenced by two (2) separate loan agreements ("Revolving Credit Agreements") with an unrelated lender ("Lender") collateralized by receivables, inventory, and proprietary rights of the Company and the subsidiaries that are parties to the Revolving Credit Agreements and the stock of certain of the subsidiaries that are borrowers under the Revolving Credit Agreements. The Revolving Credit Agreements, as amended during the second quarter of 1999, provide for revolving credit facilities ("Revolver") for total direct borrowings up to $65.0 million, including the issuance of letters of credit. The Revolver provides for advances at varying percentages of eligible inventory and trade receivables. Under the Revolver, the Company can borrow up to the full $65 million, with LSB and certain subsidiaries of LSB that are not the Company or subsidiaries of the Company having a right to borrow, on a revolving basis, up to $6 million of the $65 million. As of September 30, 1999, LSB and its subsidiaries other than the Company and its subsidiaries have borrowed $2.7 million under the Revolver. Any amounts borrowed by LSB and its subsidiaries that are not subsidiaries of the Company reduce the amount that the subsidiaries of the Company may borrow at any one time under the Revolver. The Revolving Credit Agreements, as amended, provide for interest at the lender's prime rate plus .5% per annum or, at the Company's option, at the Lender's LIBOR rate plus 2.875% per annum. At September 30, 1999, the effective interest rate was 8.30%. The term of the Revolving Credit Agreements is through December 31, 2000, and is renewable thereafter for successive thirteen-month terms. At September 30, 1999, the availability for additional borrowings by the subsidiaries of the Company, based on eligible collateral, approximated $21.4 million. Borrowings by subsidiaries of the Company under the Revolver outstanding at September 30, 1999, were $16.0 million. The Revolving Credit Agreements, as amended, require the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. The Company's financial covenants are not required to be met so long as the Company and its subsidiaries that are parties to the Revolving Credit Agreements maintain a minimum aggregate availability under the Revolving Credit Facility of $15.0 million. Should the availability drop below $15 million for three consecutive business days, the Company would be required to maintain the financial ratios discussed above.

     In May of 1999, a subsidiary of LSB, which is not a subsidiary of the Company entered into a new credit facility with a third party lender, reducing outstanding borrowings under the Revolving
Credit Agreements by $11.9 million.

     In addition to the credit facilities discussed above, as of September 30, 1999, the Company's wholly owned subsidiary, DSN Corporation ("DSN"), is a party to several loan agreements with a financial company (the "Financing Company") for three projects. At September 30, 1999, DSN had outstanding borrowings of $8.9 million under these loans. The loans have repayment schedules of 84 consecutive monthly installments of principal and interest through maturity in 2002. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at September 30, 1999, at the agreed to interest rates would approximate $.8 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements. In October 1999, DSN obtained a waiver from the Financing Company of the covenants through September 2000.

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

     During the latter part of March 1999, LSB's management began considering the realignment of certain of LSB's overhead to better match its focus on the Company and its subsidiaries' operations. Consistent with this realignment, in April 1999, the Company's Board of Directors approved the acquisition of certain assets from LSB in accordance with the terms of the Indenture to which the Company and its subsidiaries are parties to and the loan agreement that LSB and subsidiaries of the Company are borrowing under, which assets are materially related to the lines of business of the Chemical and Climate Control Businesses. These assets are real estate and improvements located thereon in which the Climate Control Business will conduct certain manufacturing operations, and a subsidiary of LSB that owns an option to acquire a French HVAC manufacturing company and all amounts due and payable from such French manufacturer or its parent to LSB. This transaction was closed during the second quarter of 1999, and the Company paid LSB $2.6 million for the option and receivables due from the French manufacturer and its parent. It is anticipated that the Company will close the real estate acquisition discussed above from LSB during 1999. The final purchase price to be paid to LSB for the real estate will be approximately $2.1 million, of which the Company has deposited approximately $1.9 million against the purchase of such real estate.

     During July 1999, a subsidiary of the Company sold 26 railcars to a non-affiliated entity for approximately $1.1 million. Thereafter, the entity leased the railcars to a subsidiary of LSB, which is neither the Company nor a subsidiary of the Company. A subsidiary of the Company has entered into a services agreement with such LSB subsidiary pursuant to which such subsidiary is to provide railcar services to a subsidiary of the Company. Under the services agreement, the Company's subsidiary will pay a fee based on each railcar unit used by such subsidiary of $1,031 per month. The Company's subsidiary is not required to use any railcar equipment under the services agreement, and the services agreement may be terminated at any time on 30 days written notice.

     As a result of increased services provided by LSB on behalf of the Company during 1999, the Company has paid greater amounts to LSB under the Services Agreement previously discussed.

     A subsidiary of the Company is currently negotiating a $3.5 million loan with the City of Oklahoma City to finance the working capital requirements of Climate Control's new product line of large air handlers, which the lender has approved subject to the development of definitive loan agreements. Consummation of this loan is subject to agreement on various terms and conditions, and there is no assurance that the loan will be closed. The loan, if completed, will be secured by a mortgage on the manufacturing facility and a separate, unrelated parcel of property.

     Future cash requirements include working capital requirements for anticipated sales increases in all businesses, funding for anticipated increased payments to LSB pursuant to the Services Agreement, the Management Agreement and the Tax Sharing Agreement and funding for future capital expenditures (including the purchase of certain assets from LSB as discussed above). Funding for the higher accounts receivable and inventory requirements resulting from anticipated sales increases, funding for anticipated purchases of certain assets from LSB and funding for payments under the Services Agreement, Management Agreement and Tax Sharing Agreement will be provided by cash flow generated by the Company and the revolving credit facilities discussed elsewhere in this report. Currently, LSB and certain subsidiaries of LSB, including the Company, are limited to capital expenditures of $10.0 million annually under the Revolving Credit Agreements discussed above. In 1999, LSB has planned capital expenditures of approximately $10.0 million. The majority of the planned capital expenditure will be made by the Company, a certain amount of which it anticipates will be financed by equipment finance contracts on a term basis and in a manner allowed under its various loan agreements. Such capital expenditures include approximately $1.5 million ($.7 million in the nine months ended September 30, 1999), which the Chemical Business anticipates spending related to environmental control facilities at its El Dorado Facility as previously discussed in this report. The Company currently has no material commitment for capital expenditures.

Foreign Subsidiary
__________________
     As previously discussed in this report, on August 2, 1999, the Company substantially completed an agreement to sell substantially all of the assets of TES, effectively disposing of this portion of the Chemical Business. Under the terms of the Indenture to which the Company is bound, the net cash proceeds from the sale of TES, are required (i) within 270 days from the date of the sale to be applied to the redemption of the notes issued under the Indenture or to the repurchase of such notes, or (ii) within 240 days from the date of such sale, the amount of the net cash proceeds be invested in a related business of the Company or the Australian subsidiary or used to reduce indebtedness of the Company. All of the proceeds received by the Company, through the date of this report (approximately US$4.5 million), have been applied to reduce the indebtedness of the Company. The Company expects that the remaining net proceeds from the disposition of TES will be reinvested in related businesses of the Company or used to retire additional indebtedness of the Company.

Joint Venture and Option to Purchase
____________________________________
     During the second quarter of 1999, the Company purchased from a subsidiary of LSB, an option which expires June 15, 2005, to purchase a French manufacturer of HVAC equipment whose product line is compatible with that of the Company's Climate Control Business in the USA. In addition to the option, the Company acquired all amounts due and payable by the French HVAC manufacturer or its parent to LSB. As of the date of this report, the decision has not been made to exercise the option to acquire the stock of the French manufacturer.

     In 1995, a subsidiary of LSB invested approximately $2.8 million to purchase a fifty percent (50%) interest in an energy conservation joint venture (the "Project"). The Project had been awarded a contract to retrofit residential housing units at a U.S. Army base which it completed during 1996. The completed contract was for installation of energy-efficient equipment (including air conditioning and heating equipment), which would reduce utility consumption. For the installation and management, the Project will receive an average of seventy-seven percent (77%) of all energy and maintenance savings during the twenty (20) year contract term. In January 1999, the Company purchased this investment by purchasing the stock of the LSB subsidiary that owned the Project. The Company paid $3.1 million to LSB in connection with this purchase. This amount equaled the book value of the investment on the books of LSB's subsidiary, which approximated the investment's fair value, at the date of purchase. The Company's equity interests in the 1999 results of operations since the date of acquisition from LSB through September 30, 1999 was not material.

Year 2000 Issues
________________
     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date sensitive software or embedded chips may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, create invoices, or engage in similar normal business activities.

     Beginning in 1996, the Company undertook a project to enhance certain of its Information Technology ("IT") systems and install certain other technologically advanced communication systems to provide extended functionality for operational purposes. A major part of the Company's program was to implement a standardized IT system purchased from a national software distributor at all of the Company and subsidiary operations, and to install a Local Area Network ("LAN"). The IT system and the LAN necessitated the purchase of additional hardware, as well as software. The process implemented by the Company to advance its systems to be more "state-of-the art" had an added benefit in that the software and hardware changes necessary to achieve the Company's goals are Year 2000 compliant.

     Starting in 1996 through September 30, 1999, the Company has capitalized approximately $1.3 million in costs to accomplish its enhancement program. The capitalized costs include $.4 million in external programming costs, with the remainder representing hardware and software purchases. As of September 30, 1999, this IT Systems enhancement project has been substantially completed.

     The Company's plan to identify and resolve the Year 2000 Issue involved the following phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. Based on assessments, the Company determined that it was required to modify or replace certain portions of its software and hardware so that those systems will properly utilize dates beyond December 31, 1999. For its IT exposures, which include financial, order management, and manufacturing scheduling systems, the Company is 100% complete on the assessment and remediation phases. As of the date of this report, the Company has completed its testing and has implemented its remediated systems for all of its businesses. The assessments also indicated that limited software and hardware (embedded chips) used in production and manufacturing systems ("operating equipment") also are at limited risk. The Company has completed its assessment and identified remedial action, which was completed in the third quarter 1999. In addition, the Company has completed its assessment of its product line and determined that the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, based on the Company's current assessment, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

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

     The Company has created contingency plans for certain critical applications. These contingency plans will involve, among other actions, manual workarounds, and adjusting staffing strategies. In addition, disruptions in the economy generally resulting from Year 2000 Issues could also materially adversely affect the Company.
See "Special Note Regarding Forward-Looking Statements".

Contingencies
_____________
      The Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome. The preceding sentence is a forward looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, among other factors, the following: a court finds the Chemical Business liable for a material amount of damages in the antitrust lawsuits pending against the Chemical Business in a manner not presently anticipated by the Company. See Note 2 of Notes to Condensed Consolidated Financial Statements.

Quantitative and Qualitative Disclosures about Market Risk
__________________________________________________________
General
_______
     The Company's results of operations and operating cash flows are impacted by changes in market interest rates and raw material prices for products used in its manufacturing processes.

Interest Rate Risk
__________________
     The Company's interest rate risk exposure results from its debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long term rates, primarily fixed rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, for an expanded analysis of expected maturities of long term debt and its weighted average interest rates and discussion related to raw material price risk.

     As of September 30, 1999, the Company's variable rate and fixed rate debt which aggregated $133.0 million exceeded the debt's fair market value by approximately $15.8 million. The fair value of the Company's Senior Notes was determined based on a market quotation for such securities.

Foreign Currency Risk
_____________________
     During 1999, the Company sold its wholly owned subsidiary located in Australia, for which the functional currency was the local currency, the Australian dollar. Since the Australian subsidiary accounts were converted into U.S. dollars upon consolidation with the Company using the exchange rate at June 30, 1999, declines in value of the Australian dollar to the U.S. dollar resulted in translation loss to the Company. As a result of the sale of the Australian subsidiary, which was closed on August 2, 1999, the cumulative foreign currency translation loss of approximately $1.1 million has been included in the loss on disposal of the Australian subsidiary at September 30, 1999.

                     SPECIAL NOTE REGARDING
                    FORWARD-LOOKING STATEMENTS

     Certain statements contained within this report may be deemed "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward Looking Statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward Looking Statements. Forward Looking Statements contained herein relate to, among other things, (i) ability to improve operations and become profitable on an annualized basis, (ii) establishing a position as a market leader,(iii)the amount of the loss provision for anhydrous ammonia required to be purchased, (iv) declines in the price of anhydrous ammonia, (v) amount to be spent in 1999 relating to compliance with federal, state and local Environmental laws at the El Dorado Facility,
(vi) Year 2000 issues, (vii) improving liquidity and profits through liquidation of assets or realignment of assets or some other method,
(viii) ability to pay December 1,1999 interest payment on ClimaChem's $105 million in Senior Notes, (ix) anticipated financial performance,
(x) ability to comply with the Company's general working capital and debt service requirements, (xi) ability to be able to continue to borrow under the Company's revolving line of credit, (xii) adequate cash flows to meet its presently anticipated capital requirements and (xiii) ability of the EDNC Baytown Plant to generate approximately $35 million in annual gross revenues once operational,(xiv) nitric acid plants resuming production in the first quarter of 2000, (xv) consummation of an oral agreement with one of the Chemical Business' suppliers of anhydrous ammonia. While the Company believes the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues, (iii) material increase in interest rates; (iv) inability to collect in a timely manner a material amount of receivables, (v) increased competitive pressures, (vi) inability to meet the "Year 2000" compliance of the computer system by the Company, its key suppliers, customers, creditors, and financial service organization, (vii) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending (viii) additional releases (particularly air emissions into the environment),(ix) material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, (x) the requirement to use internally generated funds for purposes not presently anticipated,(xi) ability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xii) the effect of additional production capacity of anhydrous ammonia in the western hemisphere, (xiii) the cost for the purchase of anhydrous ammonia increasing or the Company's inability to purchase anhydrous ammonia on favorable terms when a current supply contract terminates, (xiv) changes in competition, (xv) the loss of any significant customer, (xvi) changes in operating strategy or development plans, (xvii) inability to fund the working capital and expansion of the Company's businesses, (xviii) adverse results in any of the Company's pending litigation, (xix) inability to obtain necessary raw materials, (xx) Bayer's inability or refusal to purchase all of the Company's production at the new Baytown nitric acid plant; (xxi) continuing decreases in the selling price for the Chemical Business' nitrogen based end products, and (xxii) other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward Looking Statements contained herein to reflect future events or developments.

              Independent Accountants' Review Report



Board of Directors
ClimaChem, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of ClimaChem, Inc. and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

                              Ernst & Young LLP

                              ERNST & YOUNG LLP


Oklahoma City, Oklahoma
November 15, 1999

                            PART II
                       OTHER INFORMATION


Item 1.   Legal Proceedings
___________________________
     On August 26, 1999, LSB and El Dorado were served with a complaint filed in the District Court of the Western District of Oklahoma by National Union Fire Insurance Company, seeking recovery of certain insurance premiums totaling $2,085,800 plus prejudgment interest, costs and attorneys fees alleged to be due and owing by LSB and El Dorado, related to National Union insurance policies for LSB and subsidiaries dating from 1979 through 1988. The parties have entered into an agreement in principal to settle this matter, whereby LSB will pay to National Union the amount of $521,450. As a part of that agreement in principle to settle this matter, the parties have agreed in principle to adjudicate whether any additional amounts may be due to National Union, but the parties have agreed in principle that the Company's liability for any additional amounts due National Union shall not exceed $650,000.

     The Eugene Lowe, et al v. Teresa Trucking, Inc. litigation has been settled with the subsidiaries' payment of approximately $81,000.

Item 2.   Changes in Securities and Use of Proceeds
___________________________________________________
     Not applicable.

Item 3.   Defaults upon Senior Securities
_________________________________________
     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders
_____________________________________________________________
     Not applicable.

Item 5.   Other Information
___________________________
     Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
__________________________________________
     (A)  Exhibits.

          The Company has included the following exhibits in this report:

          10.1 Waiver of non-compliance of certain covenants through September 30, 2000 included in a Loan Agreement dated October 31, 1994, as amended between DSN Corporation and the CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit
               10.1 to LSB Industries, Inc.'s Form 10-Q for the quarter ended September 30, 1999.

          10.2 Rail Car Service Agreement, dated July 29, 1999, between Prime Financial Corporation and El Dorado Chemical
               Company.

          15.1  Letter Re: Unaudited Financial Information

          27.1 Financial Data Schedule.

     (B) Reports of Form 8-K. The Company filed the following report on Form 8-K during the quarter ended September 30, 1999:

          (i)  Form 8-K, dated August 17, 1999 (date of event:
               August 2, 1999).  The item reported was Item 2
               "Acquisition on Disposition of Assets" discussing the disposition of substantially all of the assets of the Company's Australian subsidiaries.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 22nd day of November, 1999.


                           CLIMACHEM, INC.



                         By: /s/ Tony M. Shelby
                             __________________________________
                               Tony M. Shelby,
                               Vice President - Chief Financial
                               Officer, (Principal Financial
                               Officer)


                         By:  /s/ Jim D. Jones
                             __________________________________
                               Jim D. Jones
                               Vice President - Treasurer
                               (Principal Accounting Officer)