Form 10-K
period 1999-12-31
CLIMACHEM INC
filed 2000-04-17
CIK 1053518

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-K

(Mark One)

[X]   ANNUAL  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

      For the fiscal year ended:  December 31, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)  OF
      THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

      For   the  transition  period  from  ___________   to ___________

                     Commission File Number:

                         CLIMACHEM, INC.
     (Exact Name of Registrant as Specified in its Charter)

      Oklahoma                            73-1528549
_______________________             ______________________
(State of Incorporation)           (I.R.S. Employer
                                   Identification No.)

      16 South Pennsylvania Avenue
       Oklahoma City, Oklahoma                          73107
_______________________________________             ___________
(Address of Principal Executive Officers)            (Zip Code)

Registrant's Telephone Number, Including Area Code: (405) 235-4546
                                                    _______________

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

                    (Facing Sheet Continued)

Securities Registered Pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past
90 days. YES  X   NO ____.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________. This paragraph is not applicable to the Registrant.

      All  outstanding shares of capital stock of the  registrant
are  held   directly  or  indirectly by the  registrant's  parent
company, LSB Industries, Inc.

                    FORM 10-K CLIMACHEM, INC.

                        TABLE OF CONTENTS


                                                             Page
                                                            ______
                             PART I
Item 1.  Business

          General                                               1
          Segment Information and Foreign
            and Domestic Operations and Export Sales            2
          Chemical Business                                     2
          Climate Control Business                              7
          Employees                                             9
          Research and Development                              9
          Environmental Matters                                 9

Item 2.  Properties

          Chemical Business                                    12
          Climate Control Business                             12

Item 3.  Legal Proceedings                                     13

Item 4.  Submission of Matters to a vote of Security Holders   14

Item 4A. Executive Officers of the Company                     15

                             PART II

Item 5.  Market for Company's Common Equity
          and Related Stockholder Matters                      16

          Market Information                                   16

Item 6. Selected Financial Data                                17

Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations

          Overview                                             19
          Results of Operations                                27
          Liquidity and Capital Resources                      30
          Impact of Year 2000                                  35

Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk

          General                                              35
          Interest Rate Risk                                   35
          Raw Material Price Risk                              38
          Foreign Currency Risk                                38

                                                               Page
                                                               ____

Item 8. Financial Statements and Supplementary Data             38

Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                   38

Special Note Regarding Forward-Looking Statements               39

                            PART III                            40

                             PART IV                            41

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                         42

                             PART I
                             ______
Item 1.  BUSINESS
_________________

General
_______

      The Company, a wholly owned subsidiary of LSB Industries, Inc. ("LSB"), is engaged, through its subsidiaries, in the manufacture and sale of (i) chemical products for the explosives, agricultural and industrial acids markets (the "Chemical Business"), and (ii) a broad range of hydronic fan coils and water source heat pumps as well as other products used in commercial and residential air conditioning systems (the "Climate Control Business").

Business Strategy
_________________

      The Company is pursuing a strategy of concentrating on businesses and product lines in niche markets where it can establish a position as a market leader. The Company believes that it can maximize its long-term profitability by offering specialized products and value-added services to its customers. See "Special Note Regarding Forward-Looking Statements".

     The Chemical Business seeks to maximize profitability by (i) being a low cost producer, (ii) focusing on a specific geographic area where it can develop a freight and distribution advantage and establish a leading regional presence, (iii) offering value added services as a means of building customer loyalty, and (iv) continuing to alter the product mix towards higher margin
products.   The Company has developed a geographic  advantage  in
the Texas, Arkansas, Missouri and Tennessee agricultural markets by establishing an extensive network of wholesale and retail
distribution  centers  for  nitrogen-based  fertilizer   tailored
toward  regional farming practices and by providing  value  added
services.   The Company  has  also developed  a proprietary line
of explosives through a nationally recognized branded product. Given the nature of the product, the Company believes its branding strategy, emphasizing quality, safety and reliability, gives it a competitive advantage over less recognized explosive products. See "Special Note Regarding
Forward-Looking Statements."

      The Climate Control Business seeks to establish leadership positions in niche markets by offering extensive product lines, custom tailored products and proprietary new technologies. Under this focused strategy, the Company has developed an extensive line of hydronic fan coils and water source heat  pumps
in  the  U.S.   The Company has developed flexible production  to
allow  it  to  custom design units for the growing  retrofit  and
replacement  markets.   The  Company believes  that  the  Climate
Control Business is one of the leaders in commercializing new technology to satisfy increasingly stringent indoor air quality
standards.   Products recently developed by the  Company  include
heat pump technology for dehumidification, specialty filters for the removal of airborne particles and gases, ultraviolet light units for bacteria removal and highly energy efficient dual path heat pump products. The Climate Control Business is a pioneer in the use of geothermal water source heat pumps in residential and commercial applications. The Company believes that longer life, lower cost to operate, and relatively short paycheck periods of geothermal systems, as compared with air-to-air systems, will continue to increase demand for its geothermal products. See "Special Note Regarding Forward-Looking Statements."

Segment Information and Foreign and Domestic Operations and Export Sales
________________________________________________________________________

      Schedules of the amounts of sales, operating profit and loss, and identifiable assets attributable to each of the Company's lines of business and of the amount of export sales of the Company in the aggregate and by major geographic area for each of the Company's last three fiscal years appear in Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this report.

     A discussion of any risks attendant as a result of a foreign operation  or  the  importing of products from foreign  countries
appears  below   in  the  discussion of  each  of  the  Company's
business segments.

      All discussions which follow are that of the Businesses continuing and accordingly exclude the Australian subsidiary operations sold during 1999. See Note 4 of Notes to the Consolidated Financial Statements.

Chemical Business
_________________

     General
     _______

     The Company's Chemical Business manufactures three principal product lines that are derived from anhydrous ammonia: (1) fertilizer grade ammonium nitrate for the agricultural industry,
(2) explosive grade ammonium nitrate  for the mining industry and
(3) concentrated, blended and mixed nitric acid for industrial applications. In addition, the Company also produces sulfuric acid for commercial applications primarily in the paper industry. The Chemical Business' products are sold in niche markets where the Company believes it can establish a position as a market leader. See "Special Note Regarding Forward-Looking Statements". The Chemical Business' principal manufacturing facility is located in El Dorado, Arkansas ("El Dorado Facility"), and its other manufacturing facilities are located in Hallowell, Kansas, Wilmington, North Carolina, and Baytown, Texas.

      For each of the years 1999, 1998 and 1997, approximately 26%, 29% and 31% of the respective sales of the Chemical Business consisted of sales of fertilizer and related chemical products for agricultural purposes, which represented approximately 14%, 15% and 17% of the Company's consolidated sales for each respective year. For each of the years 1999, 1998, and 1997 approximately 35%, 47% and 53% of the sales of the Chemical
Business consisted of sales of ammonium nitrate and other chemical-based blasting products for the mining industry, which
represented  approximately   18%,  24%  and  29%  of   the
Company's   1999,   1998   and  1997   consolidated   sales   of,
respectively.   For  each  of  the years  1999,  1998  and  1997,
approximately 39%, 24% and 16% of the sales of the Chemical Business consisted of Industrial Acids for sale in the food, paper, chemical and electronics industries, which represented approximately 20%, 13% and 9% of the Company's 1999, 1998 and
1997   consolidated  sales  respectively.   Sales of the Chemical
Business accounted for approximately 52%, 52% and 55% of the Company's 1999, 1998 and 1997 consolidated sales, respectively.

     Agricultural Products
     _____________________

     The Chemical Business produces ammonium nitrate, a nitrogen-based fertilizer, at the El Dorado Facility. In 1999, the Company sold approximately 135,000 tons of ammonium nitrate fertilizer to farmers, fertilizer dealers and distributors located primarily in the south central United States (143,000 and 184,000 tons in 1998 and 1997, respectively).

      Ammonium nitrate is one of several forms of nitrogen-based fertilizers which includes anhydrous ammonia and urea. Although, to some extent, the various forms of nitrogen-based fertilizers are interchangeable, each has its own characteristics which produce agronomic preferences among end users. Farmers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices.

      The Chemical Business is a manufacturer of fertilizer grade ammonium nitrate, which it markets primarily in Texas, Arkansas and the surrounding regions. This market, which is in close proximity to its El Dorado Facility, includes a high concentration of pasture land and row crops which favor ammonium nitrate over other nitrogen-based fertilizers. The Company has developed a leading market position in Texas by emphasizing high quality products, customer service and technical advice. Using a proprietary prilling process, the Company produces a high performance ammonium nitrate fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products. The Company believes that its "E-2" brand ammonium nitrate fertilizer is recognized as a premium product within its primary market. In addition, the Company has developed long term relationships with end users through its network of 20 wholesale and retail distribution centers.

      In 1998 and 1999, the Chemical Business has been adversely affected by the drought conditions in the mid-south market during the primary fertilizer season, along with the importation of low priced Russian ammonium nitrate, resulting in lower sales volume and lower sales price for certain of its products sold in its agricultural markets. The Chemical Business is a member of an
organization  of  domestic  fertilizer  grade  ammonium   nitrate
producers  which is seeking relief from  unfairly  low priced
Russian ammonium nitrate.  This industry  group  filed  a petition in July 1999 with the U.S. International  Trade Commission and the U.S. Department of Commerce seeking an antidumping investigation and, if warranted, relief from Russian dumping. The International Trade Commission has rendered a favorable preliminary determination that U.S. producers of ammonium nitrate have been injured as a result of Russian ammonium nitrate imports. In addition, the U.S. Department of Commerce has issued a preliminary affirmative determination that the Russian imports were sold at prices that were 264.59% below their fair market value. As a result of the Commerce Department's preliminary ruling, all imports of Russian ammonium nitrate are currently subject to potential antidumping duty
liability.   The Department of Commerce is due to issue  a  final
determination by May 22, 2000 and the International Trade Commission by July 5, 2000. The relief currently in place will
remain   only   if   both   agencies   make   final   affirmative
determinations.   It  is  not  known,  therefore,   whether   the
antidumping action will be successful upon conclusion of the U.S.
Government's  investigation.   See "Management's  Discussion  and
Analysis of Financial Condition and Results of Operations" and "Special Note Regarding Forward-Looking Statements".

     Explosives
     __________

      The Chemical Business manufactures low density ammonium nitrate-based explosives including bulk explosives used in surface mining. In addition, the Company manufactures and sells a branded line of packaged explosives used in construction, quarrying and other applications, particularly where controlled explosive charges are required. The Company's bulk explosives are marketed primarily through eight distribution centers, five of which are located in close proximity to the customers' surface mines in the coal producing states of Kentucky, Missouri, Tennessee, and West Virginia. The Company emphasizes value-added customer services and specialized product applications for its bulk explosives. Most of the sales of bulk explosives are to customers who work closely with the Company's technical representatives in meeting their specific product needs. In addition, the Company sells bulk explosives to independent wholesalers and to other explosives companies. Packaged explosives are used for applications requiring controlled explosive charges and typically command a premium price and produce higher margins. The Company's Slurry packaged explosive products are sold nationally and internationally to other explosive companies and end-users.

      In August, 1999, the Company sold substantially all the assets of its wholly owned Australian subsidiary, Total Energy Systems Limited and its subsidiaries. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of Notes to Consolidated Financial Statements.

     Industrial Acids
     ________________

      The  Chemical  Business manufactures and  sells  industrial
acids,   primarily to the food, paper, chemical  and  electronics
industries. The Company is a leading supplier to third parties of concentrated nitric acid which is a special grade of nitric
acid  used  in  the  manufacture of  plastics,   pharmaceuticals,
herbicides,   explosives,  and  other   chemical   products.   In
addition, the Company produces and sells regular, blended and mixed nitric acid and a variety of grades of sulfuric acid. The Company competes on the basis of price and service, including on-time reliability and distribution capabilities. The company
provides   inventory  management  as  part  of  the   value-added
services it offers to its customers.

     EDNC Baytown Plant
     __________________

      Subsidiaries within the Company's Chemical Business entered into a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, El Dorado Nitrogen Company ("EDNC") acted as an agent to construct and, upon completion of construction, is operating a nitric acid plant (the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility.

     Under the terms of the Bayer Agreement, EDNC leases the EDNC Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years from the date on which the EDNC Baytown Plant became fully operational (in May
1999). Bayer will purchase from EDNC all of its requirements for nitric acid to be used by Bayer at its Baytown, Texas facility for ten years following May 1999. EDNC will purchase from Bayer its requirements for anhydrous ammonia for the manufacture of nitric acid as well as utilities and other services. Subject to certain conditions, EDNC is entitled to sell to third parties the amount of nitric acid manufactured at the EDNC Baytown Plant which is in excess of Bayer's requirements. The Bayer Agreement provides that Bayer will make certain net monthly payments to EDNC which will be sufficient for EDNC to recover all of its costs, as defined, plus a profit. The Company estimates that at full production capacity based on terms of the Bayer Agreement and subject to the price of anhydrous ammonia, the EDNC Baytown Plant is anticipated to generate approximately $35 million in annual gross revenues. See "Special Note Regarding Forward-Looking Statements". Upon expiration of the initial ten-year term from the date the EDNC Baytown Plant became operational, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal.

     EDNC and Bayer have an option to terminate the Bayer
Agreement upon the occurrence of certain events of default if not cured. Bayer retains the right of first refusal with respect to any bona fide third-party offer to purchase any voting stock of EDNC or any portion of the EDNC Baytown Plant.

     In January, 1999, the contractor constructing the EDNC Baytown Plant informed the Company that it could not complete construction alleging a lack of financial resources. The Company and certain other parties involved in this project demanded the contractors bonding company to provide funds necessary for subcontractors to complete construction. The Company, the contractor, the bonding company and Bayer entered into an agreement which provided that the bonding company pay $12.9 million for payments to subcontractors for work performed prior to February 1, 1999. In addition, the contractor agreed to provide, on a no cost basis, project management and to incur certain other additional costs through the completion of the contract. Because of this delay, an amendment was entered into in connection with the Bayer Agreement. The amendment extended the requirement date that the plant be in production to May 31, 1999, and fully operational by June 30, 1999. The construction of the EDNC Baytown Plant was completed in May 1999, and EDNC began producing and delivering nitric acid to Bayer at that time. Sales by EDNC to Bayer out of the EDNC Baytown Plant production during 1999, were approximately $17.2 million. Financing of the EDNC Baytown Plant was provided by an unaffiliated lender. Neither the Company nor EDC has guaranteed any of the repayment obligations for the EDNC Baytown Plant. In connection with the leveraged lease, the Company entered into an interest rate forward agreement to fix the effective rate of interest implicit in such lease. See "Special Note Regarding Forward-Looking Statements" and Note 2 of Notes to Consolidated Financial Statements.

     Raw Materials
     _____________

      Anhydrous ammonia represents the primary component in the production of most of the products of the Chemical Business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Chemical business normally purchases approximately 200,000 tons of anhydrous ammonia per year for use in its manufacture of its products. Due to lower sales in 1999, the Company's purchases of anhydrous ammonia were approximately 151,000 tons.

      During 1999, the Chemical Business purchased its raw material requirements of anhydrous ammonia from three suppliers at an average cost per ton of approximately $145 compared to approximately $154 per ton in 1998 and approximately $184 per ton in 1997. During the second half of 1999, the majority of the Chemical Business' raw material purchases were made under one contract as supply contracts with the other two suppliers were terminated. In October, 1999, the Chemical Business renegotiated its remaining contract, which provides the Chemical Business with an extended term to purchase the anhydrous ammonia it was required to purchase as of December 31, 1999 (96,000 tons). Under the renegotiated contract, the Chemical Business is to purchase the 96,000 tons at a minimum of 2,000 tons of anhydrous ammonia per month during 2000 and 3,000 tons per month in 2001 and 2002, at prices which could exceed or be less than the then current spot market price for anhydrous ammonia. In addition, under the renegotiated requirements contract the Company is committed to purchase 50% of its total requirements of anhydrous ammonia through 2002 from this third party at prices which will approximated the then current spot market price. In January, 2000, the supplier under this requirement contract agreed to supply the Chemical Business other requirements for anhydrous ammonia for a one (1) year term at approximately the then current spot market price, which one (1) year agreement is terminable on 120 days notice.

      During the second half of 1998 and during 1999, an excess supply of nitrate based products, caused, in part, by the import of Russian nitrate, caused a significant decline in the sales prices. This decline in sales price has resulted in the cost of anhydrous ammonia purchased under the above contract when combined with manufacturing and distribution costs, to exceed anticipated future sales prices. See "Special Note Regarding Forward-Looking Statements" and Note 12 of Notes to Consolidated Financial Statements.

      The Company believes that it could obtain anhydrous ammonia from other sources in the event of a termination of the above-referenced contract.

     Seasonality
     ___________

      The Company believes that the only seasonal products of
the Chemical Business are fertilizer and related chemical products sold to the agricultural industry. The selling seasons for those products are primarily during the spring and fall planting seasons, which typically extend from February through
May and from September through November in the geographical markets in which the majority of the Company's agricultural products are distributed. As a result, the Chemical Business increases its inventory of ammonium nitrate prior to the beginning of each planting season. Sales to the agricultural markets depend upon weather conditions and other circumstances beyond the control of the Company. The agricultural markets serviced by the Chemical Business have sustained a drought resulting in a lack of demand for the Chemical Business' fertilizer products during the 1998 and 1999 fall and spring planting seasons and have had a material adverse effect of the Company.

     Regulatory Matters
     __________________

     Each of the Chemical Business' domestic blasting product distribution centers are licensed by the Bureau of Alcohol, Tobacco and Firearms in order to manufacture and distribute blasting products. The Chemical Business is also subject to extensive federal, state and local environmental laws, rules and regulations. See "Environmental Matters" and "Legal Proceedings".

     Competition
     ___________

     The Chemical business competes with other chemical companies in its markets, many of whom have greater financial and other resources than the Company. The Company believes that competition within the markets served by the Chemical Business is primarily based upon price, service, warranty and product performance.

     Developments in Asia
     ____________________

     During 1999, the Chemical Business sold substantially all of the assets of its Australian subsidiary.
See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 to Consolidated Financial Statements for a discussion of the terms of the sale and the loss sustained by the Company as a result of the disposition of the Chemical Business' Australian subsidiary.

Climate Control Business
________________________

     General
     _______

     The Company's Climate Control Business manufactures and sells a broad range of standard and custom designed hydronic fan coils and water source heat pumps as well as other products for use in commercial and residential heating ventilation and air conditioning ("HVAC") systems. Demand for the Climate Control Business' products is driven by the construction of commercial, institutional and residential buildings, the renovation of existing buildings and the replacement of existing systems. The Climate Control Business' commercial products are used in a wide variety of buildings, such as: hotels, motels, office buildings, schools, universities, apartments, condominiums, hospitals, nursing homes, extended care facilities, supermarkets and superstores. Many of the Company's products are targeted to meet increasingly stringent indoor air quality and energy efficiency standards. The Climate Control Business accounted for approximately 48%, 48% and 45% of the Company's 1999, 1998 and 1997 consolidated sales, respectively.

     Hydronic Fan Coils
     __________________

     The Climate Control Business is a leading provider of hydronic fan coils targeted to the commercial and institutional markets in the U.S. Hydronic fan coils use heated or chilled water, provided by a centralized chiller or boiler through a water pipe system, to condition the air and allow individual room control. Hydronic fan coil systems are quieter and have longer lives and lower maintenance costs than comparable systems used where individual room control is required. The breadth of the product line coupled with customization capability provided by a flexible manufacturing process are important components of the Company's strategy for competing in the commercial and institutional renovation and replacement markets. See "Special Note Regarding Forward-Looking Statements".

     Water Source Heat Pumps
     _______________________

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

     Geothermal Products
     ___________________
      The Climate Control Business is a pioneer in the use of geothermal water source heat pumps in residential and commercial applications. Geothermal systems, which circulate water or antifreeze through an underground heat exchanger, are among the most energy efficient systems available. The Company believes the longer life, lower cost to operate, and relatively short payback periods of geothermal systems, as compared with air-to-air systems, will continue to increase demand for its geothermal products. The Company is specifically targeting new residential construction of homes exceeding $200,000 in value. See "Special Note Regarding Forward-Looking Statements".

     Hydronic Fan Coil and Water Source Heat Pump Market
     ____________________________________________________

     The Company has pursued a strategy of specializing in hydronic fan coils and water source heat pump products. The annual U.S. market for hydronic fan coils and water source heat pumps is approximately $325 million. Demand in these markets is generally driven by levels of repair, replacement, and new construction activity. The U.S. market for fan coils and water source heat pump products has grown on average 14% per year over the last 4 years. This growth is primarily a result of new construction, the aging of the installed base of units, the introduction of new energy efficient systems, upgrades to central air conditioning and increased governmental regulations restricting the use of ozone depleting refrigerants in HVAC systems.

     Production and Backlog
     ______________________

     Most of the Climate Control Business' production of the above-described products occurs on a specific order basis. The Company manufactures the units in many sizes and configurations, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, schools, hospitals, apartment buildings, office buildings and other commercial or residential structures. As of December 31, 1999, the backlog of confirmed orders for the Climate Control Business was approximately $22.1 million as compared to approximately $21.1 million at December 31, 1998. A customer generally has the right to cancel an order prior to the order being released to production. Past experience indicates that customers generally do not cancel orders after the Company receives them. As of February 29, 2000, the Climate Control Business had released substantially all of the December 31, 1999 backlog to production. All of the December 31, 1999 backlog is expected to be filled by December 31, 2000. See "Special Note Regarding Forward-Looking Statements".

Marketing and Distribution
__________________________

     Distribution
     ____________

     The Climate Control Business sells its products to mechanical contractors, original equipment manufacturers and distributors. The Company's sales to mechanical contractors primarily occur through independent manufacturer s representatives, who also represent complementary product lines not manufactured by the Company. Original equipment manufacturers generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from the Climate Control Business in competition with the Company. Sales to original equipment manufacturers accounted for approximately 27% of the sales of the Climate Control Business in 1999 and approximately 13% of the Company's 1999 consolidated sales.

     Market
     ______

     The Climate Control Business depends primarily on the commercial construction industry, including new construction and the remodeling and renovation of older buildings. In recent years this Business has introduced geothermal products designed for residential markets for both new and replacement markets.

     Raw Materials
     _____________

     Numerous domestic and foreign sources exist for the materials used by the Climate Control Business, which materials include aluminum, copper, steel, electric motors and compressors. The Company does not expect to have any difficulties in obtaining any necessary materials for the Climate Control Business. See "Special Note Regarding Forward-Looking Statements".

     Competition
     ___________

     The Climate Control Business competes with approximately eight companies, some of whom are also customers of the Company. Some of the competitors have greater financial and other resources than the Company. The Climate Control Business believes it manufactures a broader line of fan coil and water source heat pump products than any other manufacturer in the United States, and the Company believes that it is competitive as to price, service, warranty and product performance.

Joint Venture and Option to Purchase
____________________________________

     In 1995, a subsidiary of LSB invested approximately $2.8 million to purchase a fifty percent (50%) limited partner interest in an energy conservation joint venture (the "Project"). The Project was to retrofit residential housing units at a U.S. Army base which it completed during 1996. The completed contract was for installation of energy-efficient equipment (including air conditioning and heating equipment), which would reduce utility consumption. For the installation and management, the project will receive a percentage of all energy and maintenance savings during the twenty (20) year contract term. In January 1999, the Company acquired this investment by purchasing from LSB the stock of the LSB subsidiary that owned the Project. The Company paid $3.1 million to LSB in connection with this purchase. This amount equaled the book value of the investment on the books of LSB's subsidiary, which management of the Company believes approximated the investment's fair value, at the date of purchase.

     In April 1999, the Company's Board of Directors approved the acquisition of certain assets from LSB in accordance with the terms of the Indenture to which the Company and its subsidiaries are parties and the loan agreement that LSB and subsidiaries of the Company are borrowing under, which assets are materially related to the lines of the Climate Control Business. As a result of the approval, in April 1999 the Company purchased from a subsidiary of LSB (not the Company or a subsidiary of the
Company), an option to acquire a French HVAC manufacturing company and all amounts due and payable from such French manufacturer or its parent to LSB. The Company paid LSB $2.6 million for the option and receivables due from the French manufacturer and its parent. This amount equaled the net book value of the investment on the books of LSB's subsidiary, which management of the Company believes approximated the investment's fair value, at the date of purchase.

Employees
_________

     As of December 31, 1999, the Company employed 1,321 persons. As of that date, (a) the Chemical Business employed 537 persons, with 106 represented by unions under agreements expiring in August, 2001, and February, 2002, and (b) the Climate Control Business employed 784 persons, none of whom are represented by a union. Effective January 1, 2000, the Company assumed 177 employees from LSB.

Research and Development
________________________

     The Company incurred approximately $713,000 in 1999, $377,000 in 1998, and $367,000 in 1997 on research and development relating to the development of new products or the improvement of existing products. All expenditures for research and development related to the development of new products and improvements are expensed by the Company.

Environmental Matters
_____________________

The Company and its operations are subject to numerous Environmental Laws and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by the Company in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to the Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from the Company's facilities or the use or disposal of certain of its chemical products. Significant expenditures have been incurred by the Chemical Business at the El Dorado Facility in order to comply with the Environmental Laws and Health Laws. The Chemical Business will be required to make additional significant site or operational modifications at the El Dorado Facility, involving substantial expenditures. See "Special Note Regarding Forward-Looking Statements"; "Management's Discussion and Analysis of Financial Condition and Results of Operations-Chemical Business" and "Legal Proceedings."

     Due to a consent administrative order ("CAO") entered into with the Arkansas Department of Environmental Quality ("ADEQ"), the Chemical Business has installed additional monitoring wells at the El Dorado Facility in accordance with a workplan approved by the ADEQ, and submitted the test results to ADEQ. The results indicated that a risk assessment should be conducted on nitrates present in the shallow groundwater. The Chemical Business' consultant has completed this risk assessment, and has forwarded it to the ADEQ for approval. The risk assessment concludes that, although there are contaminants at the El Dorado Facility and in the groundwater, the levels of such contaminants at the El Dorado Facility and in the groundwater do not present an unacceptable risk to human health and the environment. Based on this conclusion, the Chemical Business' consultant has recommended continued monitoring at the site for five years.

     A second consent order was entered into with ADEQ in August, 1998 (the "Wastewater Consent Order"). The Wastewater Consent Order recognizes the presence of nitrate contamination in the groundwater and requires the Chemical Business to undertake on-site bioremediation, which is currently underway. Upon completion of the waste minimization activities referenced below, a final remedy for groundwater contamination will be selected, based on an evaluation of risk. There are no known users of groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation. The Wastewater Consent Order included a $183,700 penalty assessment, of which $125,000 will be satisfied over five years at expenditures of $25,000 per year for waste minimization activities. The Chemical Business has documented in excess of $25,000 on expenditures for 1998 and 1999.

     The Wastewater Consent Order also required installation of an interim groundwater treatment system (which is now operating) and certain improvements in the wastewater collection and treatment system (discussed below). Twelve months after all improvements are in place, the risk will be reevaluated, and a final decision will be made on what additional groundwater remediation, if any, is required. There can be no assurance that the risk assessment will be approved by the ADEQ, or that further work will not be required.

     The Wastewater Consent Order also requires the Chemical Business to undertake a facility wide wastewater evaluation and pollutant source control program and facility wide wastewater minimization program. The program requires that the subsidiary complete rainwater drain off studies including engineering design plans for additional water treatment components to be submitted to the State of Arkansas by August 2000. The construction of the additional water treatment components is required to be completed by August, 2001 and the El Dorado plant has been mandated to be in compliance with the final effluent limits on or before February 2002. The aforementioned compliance deadlines, however, are not scheduled to commence until after the State of Arkansas has issued a renewal permit establishing new, more restrictive effluent limits. Alternative methods for meeting these requirements are continuing to be examined by the Chemical Business. The Company believes, although there can be no assurance, that any such new effluent limits would not have a material adverse effect on the Company. See "Special Note Regarding Forward-Looking Statements." The Wastewater Consent Order provided that the State of Arkansas will make every effort to issue the renewal permit by December 1, 1999; however, the State of Arkansas has delayed issuance of the permit. Because the Wastewater Consent Order provides that the compliance deadlines may be extended for circumstances beyond the reasonable control of the Company, and because the State of Arkansas has not yet issued the renewal permit, the Company does not believe that failure to meet the aforementioned compliance deadlines will present a material adverse impact. The State of Arkansas has been advised that the Company is seeking financing from Arkansas authorities for the projects required to comply with the Wastewater Consent Order and the Company has requested that the permit be further delayed until financing arrangements can be made, which requests have been met to date. The wastewater program is currently expected to require future capital expenditures of approximately $10.0 million. Negotiations for securing financing are currently underway. The company believes, although there can be no assurance, that the renewal permit will continue to be delayed, and that financing can be secured under terms that will not have a material adverse effect on the Company. See "Special Note Regarding Forward-Looking Statements."

     Due to certain start-up problems with the DSN Plant, including excess emissions from various emission sources, the Chemical Business and the ADEQ entered into certain agreements, including an administrative consent order (the "Air Consent Order") in 1995 to resolve certain of the Chemical Business' past violations. The Air Consent Order was amended in 1996 and 1997. The second amendment to the Air Consent Order (the "1997 Amendment") provided for certain stipulated penalties of $1,000 per hour to $10,000 per day for continued off-site emission events and deferred enforcement for other alleged air permit violations. In 1998, a third amendment to the Air Consent Order provided for the stipulated penalties to be reset at $1,000 per hour after ninety (90) days without any confirmed events. In addition, prior to 1998, the El Dorado Facility was identified as one of 33 significant violators of the federal Clean Air Act in a review of Arkansas air programs by the EPA Office of Inspector General. The Company is unable to predict the impact, if any, of such designation. See "Special Note Regarding Forward-Looking Statements." Effective May 1, 2000, the Chemical Business will be operating under a new air permit. This air permit supercedes all air-related consent administrative orders other than the Air Consent Order discussed above.

     During 1998 and 1999, the Chemical Business expended approximately $.7 million and $.9 million, respectively, in connection with compliance with federal, state and local Environmental Laws at its El Dorado Facility, including, but not limited to, compliance with the Wastewater Consent Order, as amended. The Company anticipates that the Chemical Business may spend up to $10.0 million for future capital expenditures relating to environmental control facilities at its El Dorado Facility to comply with Environmental Laws, including, but not limited to, the Wastewater Consent Order, as amended, with $2.0 million being spent in 2000 and the balance being spent in 2001. No assurance can be made that the actual expenditures of the Chemical Business for such matters will not exceed the estimated amounts by a substantial margin, which could have a material adverse effect on the Company and its financial condition. The amount to be spent during 2000 and 2001 for capital expenditures related to compliance with Environmental Laws is dependent upon a variety of factors, including, but not limited to, obtaining financing through Arkansas authorities, the occurrence of additional releases or threatened releases into the environment, or changes in the Environmental Laws (or in the enforcement or interpretation by any federal or state agency or court of competent jurisdiction). See "Special Note Regarding Forward-Looking Statements." Additional orders from the ADEQ imposing penalties, or requiring the Chemical Business to spend more for environmental improvements or curtail production activities at the El Dorado Facility, could have a material adverse effect on the Company.

Item 2.  PROPERTIES
___________________

Chemical Business
_________________

     The Chemical Business primarily conducts manufacturing operations (i) on 150 acres of a 1,400 acre tract of land located in El Dorado, Arkansas (the "El Dorado Facility"), (ii) in a facility of approximately 60,000 square feet located on ten acres of land in Hallowell, Kansas ("Kansas Facility"), (iii) in a mixed acid plant in Wilmington, North Carolina ("Wilmington Plant"), and (iv) in a nitric acid plant in Baytown, Texas ("Baytown Plant"). The Chemical Business owns all of its manufacturing facilities except the Baytown Plant. The Wilmington Plant and the DSN Plant are subject to mortgages. The Baytown Plant is being leased pursuant to a leveraged lease from an unrelated third party.

     As of December 31, 1999, the El Dorado Facility was utilized at approximately 71% of capacity, based on continuous operation.

     The Chemical Business operates its Kansas Facility from buildings located on an approximate ten acre site in southeastern Kansas, and a research and testing facility comprising approximately ten acres, including buildings and equipment thereon, located in southeastern Kansas, which it owns.

     In addition, the Chemical Business distributes its products through 28 agricultural and explosive distribution centers. The Chemical Business currently operates 20 agricultural distribution centers, with 16 of the centers located in Texas (13 of which the Company owns and 3 of which it leases); ; 1 center located in Missouri(leased); and 3 centers located in Tennessee (owned). The Chemical Business currently operates 8 domestic explosives distribution centers located in Hallowell, Kansas (owned); Bonne Terre, Missouri (owned); Poca, West Virginia (leased); Owensboro, Martin and Combs, Kentucky (leased); Pryor, Oklahoma (leased); and Dunlap, Tennessee (owned).

Climate Control Business
________________________

     The Climate Control Business conducts its fan coil manufacturing operations in a facility located in Oklahoma City, Oklahoma, consisting of approximately 265,000 square feet. The Company owns this facility subject to a mortgage. As of December 31, 1999, the Climate Control Business was using the productive capacity of the above referenced facilities to the extent of approximately 84%, based on three, eight-hour shifts per day and a five-day week in one department and one and one half eight-hour shifts per day and a five-day week in all other departments.

     The Climate Control Business manufactures most of its heat pump products in a 270,000 square foot facility in Oklahoma City, Oklahoma, which it leases from an unrelated party. The lease term began March 1, 1988, and expires February 28, 2003, with options to renew for additional five-year periods. The lease currently provides for the payment of rent in the amount of $52,389 per month. The Company also has an option to acquire the facility at any time in return for the assumption of the then outstanding balance of the lessor s mortgage. As of December 31, 1999, the productive capacity of this manufacturing operation was being utilized to the extent of approximately 82%, based on two nine-hour shifts per day and a five-day week in one department, and one eight-hour shift per day and a five-day week in all other departments. In addition, the Company leases 60,000 square feet for the manufacturing of coaxial condensers.

     All of the properties utilized by the Climate Control
Business are considered by the Company management to be suitable and adequate to meet the current needs of that Business.

Item 3.  LEGAL PROCEEDINGS
__________________________

      Arch Minerals Corporation, et al. v. ICI Explosives USA, Inc., et al. On May 24, 1996, the plaintiffs filed this civil cause of action against EDC and five other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. This cause of action is pending in the United States District Court, Southern District of Indiana. The plaintiffs are suing for an unspecified amount of damages, which, pursuant to statute, plaintiffs are seeking be trebled, together with costs. Plaintiffs are also seeking a permanent injunction enjoining defendants from further alleged anti-competitive activities. Based on the information presently available to EDC, EDC does not believe that EDC conspired with any party, including, but not limited to, the five other defendants, to fix prices in connection with the sale of commercial explosives. This action has been consolidated, for discovery purposes only, with several other actions in a multi-district litigation proceeding in Utah. Discovery in this litigation is in process. EDC intends to vigorously defend itself in this matter. See "Special Note Regarding Forward-Looking Statements."

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

       On August 26, 1999, LSB and EDC were served with a complaint filed in the District Court of the Western District of Oklahoma by National Union Fire Insurance Company, seeking recovery of certain insurance premiums totaling $2,085,800 plus prejudgment interest, costs and attorneys fees alleged to be due and owing by LSB and EDC, related to National Union insurance policies for LSB and subsidiaries dating from 1979 through 1988.

     The parties entered into an agreement to settle this matter in 1999, whereby LSB paid $200,000 in December 1999 and agreed to pay an additional $300,000 to National Union. The $300,000 is payable annually in installments of $100,000 plus interest. As a part of the agreement to settle this matter, the parties have agreed to adjudicate whether any additional amounts may be due to National Union, but the parties have agreed that the Company's liability for any additional amounts due National Union shall not exceed $650,000. Amounts expected to be paid under this settlement by EDC were fully accrued at December 31, 1999.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
___________________________________________________________

     Not applicable.

 Item 4A.  EXECUTIVE OFFICERS OF THE COMPANY

Identification of Executive Officers

     The following table lists the executive officers of the Company, each of whom also serves as an executive officer of LSB, except for James L. Wewers.


Name                     Office
___________________      __________________________________________
Jack E. Golsen           Chairman of the Board, Chief Executive
                         Officer and President

Barry  H.  Golsen        Vice  Chairman of  the  Board  and  Vice
                         President

Tony M. Shelby           Vice President and Chief Financial Officer

David R. Goss            Vice President

Jim D. Jones             Vice President and Treasurer

James L. Wewers          Vice President

David M. Shear           Secretary

____________________________________________________________________

     The Company's officers serve one-year terms, renewable on an
annual   basis by the Board of Directors. All of the  individuals
listed above have served in substantially the same capacity with LSB and/or its subsidiaries for the last five years.

Family Relationships
____________________
     The only family relationship that exists among the executive officers of the Company is that Jack E. Golsen is the father of Barry H. Golsen.

                             PART II

Item  5.   MARKET  FOR  THE COMPANY'S COMMON EQUITY  AND  RELATED
           STOCKHOLDER MATTERS
_________________________________________________________________

Market Information
__________________

     The Company is a wholly owned subsidiary of LSB. As such, the Company does not have any shares of common equity that trade in the public market.

     Under the terms of the Indenture of Senior Unsecured Notes, the Company cannot transfer funds to LSB in the form of cash dividends or other distributions or advances, except for (i) the amount of taxes that the Company would be required to pay if they were not consolidated with LSB and (ii) an amount not to exceed fifty percent (50%) of the Company's net income from January 1, 1998 through the end of the period for which the calculation is made for the purpose of proposing a payment, and
(iii) the amount of direct and indirect costs and expenses incurred by LSB on behalf of the Company pursuant to a certain services agreement and a certain management agreement to which the Company and LSB are parties. The Company and LSB are parties to a services agreement, management agreement and tax sharing agreement, and under the Indenture of Senior Unsecured
Notes the Company may pay amounts to  LSB   under  each
such agreement. In addition, under the Indenture of Senior Unsecured Notes, the Company may enter into other transactions with LSB under certain conditions. Due to certain limitations contained in the "Management Agreement," the Company was unable to make any payments to LSB under the "Management Agreement" during 1999. In addition, due to losses sustained by the company for 1999, no payment for taxes were made by the Company to LSB under the "Tax Sharing Agreement" during 1999. See Note 7 of Notes to Consolidated Financial Statements and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 6.  SELECTED FINANCIAL DATA
________________________________

                                               Years ended December 31,

                        1999(1)           1998              1997                   1996         1995
                        _______          ________          _______                 _____        ____
                                                 (Dollars in Thousands)
Selected Statement of
 Operations Data:

Net  sales               $251,923        $  255,730          $  262,847        $255,285      $ 220,743
                         ========        ==========          ==========        ========      =========
Total  revenues          $254,416        $  257,198          $  263,740        $255,618      $ 221,541
                         ========        ==========          ==========        ========      =========
Interest  expense        $ 14,586        $   13,897          $    9,761        $  6,247      $   7,185
                         ========        ==========          ==========        =========     ==========

Income (loss) before
  extraordinary charge   $(19,182)       $   (2,569)         $      897        $  5,753      $   5,899
                         ========        ==========           =========        =========     =========
Net  income  (loss)      $(19,182)       $   (2,569)         $   (1,972)       $  5,753      $   5,899
                         ========        ==========           =========        =========     =========

______________________________________________

                                               Years ended December 31,

                         1999(1)            1998             1997              1996             1995
                         ______             ____            ______             ____             ____
                                                 (Dollars in Thousands)
Selected Balance:
 Sheet Data:

Total assets            $184,078          $196,603        $200,875           $173,734         $146,719
                        ========          ========        ========           =========        ========

Long-term debt,
   including
   current portion      $142,188          $137,931        $136,184           $ 82,588         $ 78,959
                        ========          ========        ========           ========         ========

Total stockholders'
   equity               $  6,135          $ 23,758        $ 27,289           $ 32,843         $ 28,675
                        ========          ========        ========           ========         ========

(1)   In  August  1999,  the  Chemical Business sold substantially  all of  the assets of its wholly-owned subsidiary, Total Energy Systems
      Limited and its subsidiaries.   See  Note 4 of Notes to Consolidated
      Financial Statements.

Item 7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________

      The  following  Management's  Discussion  and  Analysis  of
Financial Condition and Results of Operations should be read in conjunction with a review of the Company's December 31, 1999 Consolidated Financial Statements, Item 6 "SELECTED FINANCIAL DATA" and Item 1 "BUSINESS" included elsewhere in this report.

       Certain   Statements  contained  in   this   "Management's
Discussion  and Analysis of Financial Conditions and  Results  of
Operations"  may  be  deemed   forward-looking  statements.   See
"Special Note Regarding Forward-Looking  Statements".

Overview
________

      During August 1999, the Company's Chemical Business sold substantially all of the assets of its Australian subsidiary. Revenues for 1999 to the date of the sale of the assets of the Australian subsidiary were $7.5 million and the loss sustained by the Australian subsidiary was $2.0 million, excluding the loss of $2.0 million as a result of the sale.

      The Company has historically had material transactions with its parent, LSB, and LSB's subsidiaries (which are not the Company or subsidiaries of the Company) described below and in Notes 3, 8, 9 and 10 of Notes to Consolidated Financial Statements.

        Included in the Company's loss for 1999 is a loss provision of $8.4 million as discussed in Note 12 of Notes to Consolidated Financial Statements and elsewhere in the report. This loss provision was caused, in part by the Chemical Business' requirements to buy a large percentage of its anhydrous ammonia requirements (its primary raw material) at prices in excess of the then market price and the oversupply of nitrate based products in 1999 caused, in part, by the importation of Russian anhydrous ammonia at prices substantially below the then market price, resulting in the Chemical Business costs to produce its nitrate based products exceeding the then anticipated future sales prices.

      During 1999, the Chemical Business had commitments to purchase anhydrous ammonia under three contracts. The Company's purchase price of anhydrous ammonia under one of these contracts could be higher or lower than the current market spot price of anhydrous ammonia. Pricing is subject to variations due to numerous factors contained in this contract. Based on the pricing index contained in this contract, prices paid during 1998 and 1999 were substantially higher than the current market spot price. As of December 31, 1999, the Chemical Business is to purchase 96,000 tons at a minimum of 2,000 tons of anhydrous ammonia per month during 2000 and 3,000 tons per month in 2001 and 2002 under this contract. In addition, under the contract the Company is committed to purchase 50% of its remaining requirements of anhydrous ammonia through 2002 from this third party at prices which approximate market prices. The purchase price(s) the Chemical Business will be required to pay for the remaining 96,000 tons of anhydrous ammonia under this contract currently exceeds and is expected to continue to exceed the spot market prices throughout the purchase period. Additionally, the excess supply of nitrate based products, caused, in part, by the import of Russian nitrate, caused a significant decline in the sales prices; although sales prices have improved in 2000 (no improvement in sales margins is expected in the near term due to increased cost of anhydrous ammonia). During 1999, this decline in  sales  price  resulted  in  the  cost  of  anhydrous  ammonia purchased under this contract when combined with manufacturing and distribution costs, to exceed anticipated future sales prices. As a result, the accompanying Consolidated Financial Statements included a loss provision of approximately $8.4 million for anhydrous ammonia required to be purchased during the remainder of the contract ($7.4 million remaining accrued liability as of December 31, 1999). The provision for loss at December 31, 1999 was based on the forward contract pricing existing at June 30, 1999 and September 30, 1999 (the date the provisions were recognized), and estimated market prices for products to be manufactured and sold during the remainder of the contract. There are no assurances that such estimates will prove to be accurate. Differences, if any, in the estimated future cost of anhydrous ammonia and the actual cost in effect at the time of purchase and differences in the estimated sales prices and actual sales prices of products manufactured could cause the Company's operating results to differ from that estimate in arriving at the loss provision recorded during 1999.

        The Chemical Business is a member of an organization of domestic fertilizer grade ammonium nitrate producers which is seeking relief from unfairly low priced Russian ammonium nitrate. This industry group filed a petition in July 1999 with the U.S. International Trade Commission and the U.S. Department of Commerce seeking an antidumping investigation and, if warranted, relief from Russian dumping. The International Trade Commission has rendered a favorable preliminary determination that U.S. producers of ammonium nitrate have been injured as a result of Russian ammonium nitrate imports. In addition, the U.S. Department of Commerce has issued a preliminary affirmative determination that the Russian imports were sold at prices that are 264.59% below their fair market value. As a result of the Commerce Department's preliminary ruling, all imports of Russian ammonium nitrate are currently subject to potential antidumping duty liability. The Department of Commerce is due to issue a final determination by May 22, 2000 and the International Trade Commission by July 5, 2000. The relief currently in place will remain only if both agencies make final affirmative determinations. It is not known, therefore, whether the antidumping action will be successful upon conclusion of the U.S. Government's Investigation.

      Certain  statements  contained  in  this  overview  may  be
considered   forward-looking  statements.   See   "Special   Note
Regarding Forward-Looking Statements." The following table contains selected historical financial information about the Company's operating segments for each of the three years in the period ended
December 31, 1999.   The information  for  each of the three years
in the period ended December 31, 1999, was derived from the consolidated financial statements of the Company included elsewhere herein.

                                                  Year ended December 31,
                                               1999         1998        1997
                                            ___________________________________
                                                       (In Thousands)
Net sales:
  Businesses continuing:
    Chemical                                 $127,407     $125,761     $130,466
    Climate Control                           117,055      115,785      105,899
                                             __________________________________
                                              244,462      241,546      236,365
  Business disposed of -- Chemical(1)           7,461       14,184       26,482
                                             __________________________________
                                             $251,923     $255,730     $262,847
                                             ==================================
Gross profit (loss): (2)
  Businesses continuing:
    Chemical                                 $ 13,458     $ 18,590     $ 16,710
    Climate Control                            34,909       32,234       29,719
                                             __________________________________
                                               48,367       50,824       46,429
  Business disposed of -- Chemical               (118)        (242)       2,649
                                             __________________________________
                                             $ 48,249     $ 50,582     $ 49,078
                                             ==================================
Operating profit (loss): (3)
  Businesses continuing
    Chemical                                 $ (1,353)    $  5,877     $  4,874
    Climate Control                             8,628        9,723        8,481
                                             __________________________________
                                                7,275       15,600       13,355
  Business disposed of -- Chemical (1)         (1,632)      (2,467)         (52)
                                             __________________________________
                                             $  5,643     $ 13,133     $ 13,303
                                             ==================================
Unallocated fees from Services Agreement
  and general corporate expenses, net          (4,526)      (2,881)      (2,109)
Interest income                                 1,512        1,445          419
Other income, net                                 981           23          474
Interest expense:
  Business disposed of                           (326)        (434)        (720)
  Business continuing                         (14,260)     (13,463)      (9,041)
Loss on businesses disposed of                 (1,971)           -            -
Provision for loss on firm purchase
  commitments -- Chemical                      (8,439)           -            -
Provision for impairment on long-lived
  assets                                       (3,913)           -            -
                                             ___________________________________
Income (loss) before provision (benefit)
  for income taxes and extraordinary
  charge                                     $(25,299)     $ (2,177)   $  2,326
                                             ==================================
Total assets:
  Business Continuing:
    Chemical                                  102,185       116,655      117,257
    Climate Control                            61,781        40,498       42,497
    Corporate                                  20,112        22,653       21,222
    Business disposed of -- Chemical                -        16,797       19,899
                                              __________________________________
                                              $184,078     $196,603     $200,875
                                              ==================================


(1) In August 1999, the Company sold substantially all the assets of its wholly owned Australian subsidiary. See Note 4 of Notes to Consolidated
    Financial Statements for further information. The operating results for TES have been presented separately in the above table.

(2) Gross profit by industry segment represents net sales less cost of sales.

(3) Operating profit by industry segment represents gross profit less operating expenses before deducting fees from the Service Agreement, interest expense, income taxes, provisions for loss on firm purchase commitments, provision for impairment on long-lived assets, or extraordinary charges.

    Chemical Business
    _________________
     Net Sales in the Chemical Business (excluding the Australian subsidiary in which substantially all of its assets were disposed of in August, 1999) were $127.4 million for the year ended December 31, 1999 and $125.8 million for the year ended December 31, 1998. The sales volume from the Chemical Business' El Dorado Plant was down substantially in 1999 (535,000 tons) from the 1998 level (615,000) tons. This decline in sales volume was offset by sales from the EDNC Baytown Plant completed in May, 1999 (See Item 1 "Business" included elsewhere in this report). The gross profit (excluding the Australian subsidiary and the provision for loss on firm purchase commitments) decreased to $13.5 million (or 10.6% of net sales) in 1999 from $18.6 million (or 14.8% of net sales) in 1998. The decrease in the gross profit was primarily a result of depressed volumes and declining sales prices from the import of Russian nitrate based products and unabsorbed overhead resulting from the lower volumes and manufacturing costs.

     During the third and fourth quarters of 1999, two of the plants were temporarily shut down due to the excessive supply of ammonium nitrate at the Chemical Business and in the market place. The plants that were shut down increased the Chemical Business' losses due to overhead costs that continue even though product was not being produced at the plants temporarily shut down. These plants have resumed production in the first quarter of 2000. There are no assurances that the Chemical Business will not be required to record additional loss provisions in the future. Based on the forward pricing existing as of March 31, 2000, the Chemical Business would not be required to recognize an additional loss on the anhydrous ammonia purchase contracts. See "Special Note regarding Forward Looking Statements".

     In May, 1999, a subsidiary of the Company completed its obligations, as an agent, pursuant to an agreement to construct a nitric acid plant located within Bayer's Baytown, Texas chemical plant complex. This plant is being operated by a subsidiary and is supplying nitric acid to Bayer under a long-term supply contract. Sales by this subsidiary to Bayer were approximately $17.2 million during 1999. Management estimates that, at full production capacity based on terms of the Agreement and, based on the price of anhydrous ammonia as of the date of this report, the plant should generate approximately $35 million in annual gross revenues. Unlike the Chemical Business' regular sales volume, the market risk on this additional volume is much less since the contract provides for recovery of costs, as defined, plus a profit. The Company's subsidiary is leasing the nitric acid plant pursuant to a leverage lease from an unrelated third party for an initial term of ten (10) years which, began on June 23, 1999. See "Special Note Regarding Forward Looking Statements".

     The results of operation of the Chemical Business' Australian subsidiary had been adversely affected due to adverse economic developments in certain countries in Asia. As these adverse economic conditions in Asia continued, they had an adverse effect on the Company's consolidated results of operations. As a result of the economic conditions in Australia and the adverse effect of such conditions on the Company's consolidated results of operations, the Company sold in August, 1999, substantially all the assets of it's Australian subsidiary and a loss of approximately $2.0 million was recognized. See Note
4 of Notes to Consolidated Financial Statements.

     The Australian subsidiary had revenues for the calendar year 1999 up to the date of sale of $7.5 million and a loss of $2.0 million, excluding the loss on the sale. For the year ended December 31, 1998, revenues were $14.2 million and the loss was $2.9 million.

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

     Sales of $117.1 million for the year ended December 31, 1999, in the Climate Control Business were approximately 1.1% greater than sales of $115.8 million for the year ended December 31, 1998. The gross profit was approximately $34.9 million and $32.2 million in 1999 and 1998, respectively. The gross profit percentage increased to 29.8% for 1999 from 27.8% for 1998. This increase is primarily due to an improved market and manufacturing efficiency relating to the heat pump portion of the Climate Control Business.

Transactions with Related Parties
_________________________________

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

Charges for such services aggregate $4,780,000, $2,265,000 and $1,950,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Management of the Company believes these charges from LSB reasonably approximate additional general and administrative costs which would have been incurred if the Company had been an independent entity during such periods. These amounts do not include reimbursements for costs described in the next paragraph or amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

The Services Agreement also provides that LSB will permit employees of the Company and its subsidiaries to continue to participate in the benefit plans and programs sponsored by LSB. The Company will pay to, or reimburse, LSB for the costs associated with participation by the employees of the Company in LSB's benefit plans and programs.

In addition, the Services Agreement allows for purchases of other goods and services to the extent that the amount paid approximates fair value that would be paid to a third party. In 1999, subsidiaries of the Company purchased certain raw materials with LSB's assistance and paid $461,000 to LSB in commissions on such purchases. The Company also purchased $1,076,000 in industrial supplies, in 1999, from subsidiaries of LSB which are not subsidiaries of the Company.

The Company's Climate Control manufacturing subsidiaries also lease facilities from a subsidiary of LSB (which is not the Company or a subsidiary of the Company) under various operating leases and a capital lease. See Note 10 Commitments and Contingencies, Operating Leases. Rental expense associated with the operating leases aggregated $1,806,000, $475,000 and $475,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In December 1999, a subsidiary of the Climate Control Business entered into a capital lease with a subsidiary of LSB which is not a subsidiary of the Company. The lease agreement required an initial payment of $2 million for capital improvements required at the facility, which was paid in 1999, and requires 112 monthly payments of $20,291 commencing on September 1, 2006. The accompanying balance sheet includes buildings and improvements under the capital lease of $3,172,000 and long-term debt includes a capital lease obligation of $1,172,000 due to the LSB subsidiary.

     In 1995, a subsidiary of LSB invested approximately $2.8 million to purchase a fifty percent (50%) limited partner interest in an energy conservation joint venture (the "Project"). The Project was to retrofit residential housing units at a U.S. Army base which it completed during 1996. The completed contract was for installation of energy-efficient equipment (including air conditioning and heating equipment), which would reduce utility consumption. For the installation and management, the project will receive a percentage of all energy and maintenance savings during the twenty (20) year contract term. In January 1999, the Company acquired this investment by purchasing from LSB the stock of the LSB subsidiary that owned the Project. The Company paid $3.1 million to LSB in connection with this purchase. This amount equaled the book value of the investment on the books of LSB's subsidiary, which management of the Company believes approximated the investment's fair value, at the date of purchase.

     In April 1999, the Company's Board of Directors approved the acquisition of certain assets from LSB in accordance with the terms of the Indenture to which the Company and its subsidiaries are parties and the loan agreement that LSB and subsidiaries of the Company are borrowing under, which assets are materially related to the lines of the Climate Control Business. As a result of the approval, in April 1999 the Company purchased from a subsidiary of LSB (not the Company or a subsidiary of the Company), an option to acquire a French HVAC manufacturing company and all amounts due and payable from such French manufacturer or its parent to LSB. The Company paid LSB $2.6 million for the option and receivables due from the French manufacturer and its parent. This amount equaled the net book value of the investment on the books of LSB's subsidiary, which management of the Company believes approximated the investment's fair value, at the date of purchase.

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

In 1999, the Company advanced LSB $2 million pursuant to a provision in the bond indenture. The advance is payable on demand and bears interest at 10-3/4% per annum payable on demand.

On November 21, 1997, LSB and the Company entered into a management agreement (the "Management Agreement"), which provides that LSB will provide to the Company, managerial oversight and guidance concerning the broad policies, strategic decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB. Under the Management Agreement, the Company is to pay LSB a fee for such services which will not exceed $1.8 million annually. The fee will be paid quarterly based upon the excess of actual earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the quarter minus $6,500,000, not to exceed $450,000. If at the end of the calendar year, EBITDA is less than $26 million, management fees paid to LSB during the year shall be refunded to the Company for the first three quarters of the year, not to exceed $1,350,000. The maximum management fee amount to be paid to LSB by the Company is adjusted annually commensurate with the percentage change, if any, in the Consumer Price Index during the preceding calendar year. No payments were made to LSB under the Management Agreement in 1999, 1998, or 1997.

     On November 21, 1997, the Company and LSB entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for (i) the allocation of payments of taxes for periods during which the Company and its subsidiaries and LSB are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. For tax periods beginning after December 1996 and ending ten years thereafter, so long as the Company is included in LSB's consolidated federal income tax returns or state consolidated combined or unitary tax returns, the Company will be required to pay to LSB an amount equal to the Company's consolidated federal and state income tax liability calculated as if the Company and its subsidiaries were a separate consolidated tax group and not part of LSB's consolidated tax group. Such amount is payable in estimated quarterly installments. If the sum of the estimated quarterly installments is (a) greater than the tax liability of the Company, on a consolidated basis, as determined by LSB, under the Tax Sharing Agreement, then LSB will refund the amount of the excess to the Company, or
(b) less than the Company's tax liability, on a consolidated basis, as deter-mined by LSB, under the Tax Sharing Agreement, then the Company will pay to LSB the amount of the deficiency. The Company paid approximately $1.0 million to LSB in 1997 (none in 1999 or 1998) under the tax sharing arrangement.

     Under the terms of an Indenture between the Company, the guarantors and the trustee relating to the Notes (as defined in Note 7), the Company is permitted to distribute or pay in the form of dividends and other distributions to LSB in connection with the Company's outstanding equity securities or loans,
(a) advances or investments to any person (including LSB), up to 50% of the

Company's consolidated net income for the period (taken as one accounting period), commencing on the first day of the first full fiscal quarter commencing after the Issue Date of the Notes to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by the Company from the sale of its capital stock. This limitation will not prohibit (i) pay-ment to LSB under the Services Agreement, Management Agreement and the Tax Sharing Agreement, or (ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration. Based on the terms stated above, the Company declared and paid to LSB a dividend, in the fourth quarter of 1998, in the amount of $406,000 representing 50% of the Company's consolidated net income for the nine months ended September 30, 1998 (none in 1999 or 1997).

The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At December 31, 1999 and 1998, the Company had loans and advances due from LSB of approximately $13.4 million, $10.0 million of which was loaned
to LSB from the proceeds of the sale of the Notes, as defined (Note 7   Long-
Term Debt), and bears interest at 10-3/4%, maturing November 2007 and $3.4 million due from LSB and affiliates related to cash advances from the Company to LSB and affiliates prior to the sale of the Notes, as defined, from borrowings on the Company's credit facilities. This loan is due by its terms in November 2007 and bears interest at 7% per annum. At December 31, 1999 and 1998, the Company had $2.4 million and $2.9 million, respectively, due from LSB and affiliates included in current assets related to advances as discussed previously, interest and refunds due associated with operations under the Services Agreement or refunds under the management agreement. At December 31, 1999, LSB had not made the December 1 interest payment to the Company for the loans described above. LSB made the December 1 interest payment in March 2000. The Company earned interest income on net loans and advances due from LSB and affiliates aggregating approximately $1,474,000, $1,316,000 and $357,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

RESULTS OF OPERATIONS
_____________________

Year Ended December 31, 1999 Compared To Year Ended December 31, 1998
_____________________________________________________________________

     Net Sales
     _________

     Consolidated net sales of Businesses continuing included in total revenues for 1999 were $244.5 million, compared to $241.5 million for 1998, an increase of $3.0 million. This increase in sales resulted principally from: (i) increased sales in the Climate Control Business of $1.2 million primarily due to increased heat pump sales offset by production delays related to mechanical problems with certain new equipment and (ii) lower sales of $16.6 million from the Chemical Business other than the EDNC Baytown Plant offset by increased sales to Bayer and other customers by EDNC of $18.4 million from the Baytown Plant which began operations in May 1999. Lower volumes of the Company's nitrogen based products were sold at a lower price in 1999 due primarily to the import of Russian nitrate resulting in an over supply of nitrate based products in the primary market areas for the Chemical Business' agricultural products (see Note 12 of Notes to Consolidated Financial Statement).

Gross Profit
____________

     Gross profit of Businesses continuing as a percent of net sales was 19.8% for 1999, compared to 21.0% for 1998. The decrease in the gross profit percentage was the result of decreases in the Chemical Business. The decrease in the Chemical Business was primarily the result of lower sales volumes and reduced selling prices for the Company's nitrogen based products. See "Overview Chemical Business" elsewhere in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion of the Chemical Business' decreased sales. The decrease in the gross profit percentage was offset by an increase in the Climate Control Business due primarily to an improved focus on sales of more profitable product lines.

Selling, General and Administrative Expense
___________________________________________

     Selling, general and administrative ("SG&A") expenses as a percent of net sales from Businesses continuing for 1999 were 18.7% compared to 15.8% for 1998. This increase is primarily the result of decreased sales volume in the Chemical Products Business without equivalent corresponding decreases in SG&A and increased cost of the Company sponsored medical care programs for its employees due to increased health care costs. Additionally, costs associated with new start-up operations in 1999, by the Climate Control Business, having minimal or no sales, increased warranty accrual on a certain line of products. LSB has been restructuring the alignment of certain overhead costs to match the benefit and cost. As a result of this restructuring, LSB increased the the billing for services performed under the "Services Agreement" in 1999 by approximately $2.5 million over the amount charged in 1998.

Interest Expense
________________

     Interest expense for continuing businesses of the Company was $14.3 million for 1999, compared to $13.5 million for 1998. The increase of $.8 million primarily resulted from increased borrowings and lenders' prime rates during the last half of 1999. The increased borrowings were necessary to support capital expenditures, higher accounts receivable balances and to meet the operational requirements of the Company. See "Liquidity and Capital Resources" of this Management's Discussion and Analysis.

Provision for Loss on Firm Purchase Commitments
_______________________________________________

     The Company had a provision for loss on firm purchase commitments of $8.4 million for the year ended December 31, 1999 to provide for losses resulting from cost of remaining anhydrous ammonia to be purchased pursuant to the firm purchase commitment in the Chemical Business when combined with the manufac-turing and distribution costs exceeded the anticipated future sales price.
See discussion in Note 12 of the Notes to Consolidated Financial Statements.

Provision for Impairment on Long-lived Assets
_____________________________________________

     The Company had a provision for impairment on long-lived assets of $3.9 million for the year ended December 31, 1999 associated with two out of service chemical plants which are to be sold or dismantled. See discussion in Note 2 of the Notes to Consolidated Financial Statements.

Business Disposed of
____________________

The Company sold substantially all the assets of its wholly owned subsidiary in 1999. See discussion in Note 4 of the Notes to Consolidated Financial Statements.

Income (Loss) Before Income Taxes
_________________________________

The Company had a loss before income taxes of $25.3 million for 1999, compared to loss before income taxes of $2.2 million for 1998. The decreased profitability of $23.1 million was due to decreased gross profits and increased SG&A expenses, the loss on the disposal of the Australian subsidiary, lower ammonium nitrate sales prices and volume, excluding EDNC, from the Chemical Business, the provision for losses on purchase commitments, and the provision for impairment on long-lived assets as previously discussed.

Provision (benefit) For Income Taxes
____________________________________

The benefit for income taxes pursuant to the terms of the Tax Sharing Agreement as discussed in Note 8 of Notes to Consolidated Financial Statements was $6.1 million for 1999 on a pre-tax loss of $25.3 million, compared to a provision for income taxes of $.4 million for 1998 on a pre-tax loss of $2.2 million. The effective rates differ from statutory rates due primarily to the Australian subsidiary losses and the valuation allowance on the net operating loss carryforward in 1999.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997
_____________________________________________________________________

     Net Sales
     _________

     Consolidated net sales of Business continuing for 1998 were $241.5 million, compared to $236.4 million for 1997, a decrease of $5.1 million or 2.2%. This sales decrease resulted principally from decreased sales in the Chemical Business of $17.04.8 million primarily due to lower sales volume of agricultural and blasting products. Sales were lower in the Chemical Business during 1998, compared to 1997, as a result of adverse weather conditions in its agricultural markets during the spring and fall planting seasons and Blasting sales in the Chemical Business declined as a result of elimination of certain low profit margin sales. These decreases were offset by increased sales in the Climate Control Business of $9.9 million, primarily due to increased volume and price increases in both the heat pump and fan coil product lines.

     Gross Profit
     ____________

     Gross profit of Businesses continuing increased $4.4 million and was 21.0% of net sales for 1998, compared to 19.6% of net sales for 1997. The increase in the gross profit percentage was due primarily to lower production costs in the Chemical Business due to the effect of lower prices of anhydrous ammonia in 1998, and high unabsorbed overhead costs in 1997 caused by excessive downtime related to problems associated with mechanical failures at the Chemical Business' primary manufacturing plant in the first half of 1997.

     Selling, General and Administrative Expense
     __________________________________________

     Selling, general and administrative ("SG&A") expenses as a percent of net sales of Business continuing for 1998 were 15.8% compared to 14.9% for 1997. This increase is primarily the result of the decrease in sales of the Chemical Business with an increase in SG&A expenses relating to higher provisions for uncollectible accounts receivable in 1998. This increase is offset by increased sales in the Climate Control Business offset by increased SG&A expenses relating to additional information technology personnel to support management information system changes and higher variable costs due to a change in sales mix toward greater domestic sales which carry a higher SG&A percent.

     Interest Expense
     ________________

     Interest expense for Business continuing for the Company, before deducting capitalized interest, was $13.5 million during 1998, compared to $10.1 million during 1997. During 1997, $1.1 million of interest expense was capitalized in connection with construction of the DSN Plant. The increase of $3.4 million before the effect of capitalization primarily resulted from increased borrowings and higher interest rates associated with the 10 3/4% unsecured senior notes issued November 26, 1997. The increased borrowings were necessary to support capital expenditures, higher accounts receivable balances and to meet the operational requirements of the Company. See "Liquidity and Capital Resources" of this Management's Discussion and Analysis.

     Business Disposed of
     ____________________

     The Company sold substantially all the assets of its wholly owned subsidiary in 1999. See discussion in Note 4 of the Notes to Consolidated Financial Statements.

     Income (Loss) Before Taxes and  Extraordinary Charge
     ____________________________________________________

     The Company had a loss before income taxes and extraordinary charge of $2.2 million in 1998, compared to income before income taxes and extraordinary charge of $2.3 million in 1997. The decreased profitability of $4.5 million was primarily due to increased SG&A and interest expense offset by increased gross profit as discussed above.

     Provision for Income Taxes
     __________________________

     The provision for income taxes was $.4 million in 1998 on a pre-tax loss of $2.2 million, compared to $1.4 million in 1997 on pre-tax income of $2.3 million. The effective tax rate is greater than the statutory rate due to losses associated with the Company's Australian subsidiary, which provides no current benefit due to its cumulative tax loss position.

     Extraordinary Charge
     ____________________

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

Liquidity and Capital Resources
_______________________________

Cash Flow From Operations
_________________________

     Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow, borrowings under its revolving credit facilities, and by issuance of senior unsecured notes in November, 1997.

     Net cash provided by operations for the year ended December 31, 1999 was $1.7 million, after $10.0 million for noncash depreciation and amortization, $2.0 million loss on business disposed of, $.1 million in provisions for possible losses on accounts receivable and other, provision for losses on purchase commitments of $8.2 million, $3.9 million in provisions for impairment of long-lived assets, $6.2 million deferred income tax benefit, and the following changes in assets and liabilities: (i) accounts receivable increases of $3.7 million; (ii) inventory decreases of $3.9 million; (iii) increases in supplies and prepaid items of $.2 million; and (iv) increases in accounts payable and accrued liabilities of $2.0 million. The increase in accounts receivable was primarily due to increased sales in the fourth quarter in the Climate Control Business. The decrease in inventory was primarily due to reduction in the Chemical Business inventories due to plant shut-downs partially offset by increases in the Climate Control Business due to a build up of inventory in the plant due to an increase in confirmed orders during the fourth quarter. The net increase in accounts payable and accrued liabilities is primarily due to increases in: (i) purchases of raw materials and purchased goods and accrued warranty and sales incentives in the Climate Control Business; (ii) deferred lease liability relating to the Baytown Plant in the Chemical Business. These increases were partially offset by decreases in liabilities associated with purchases of raw materials in the Chemical Business.

Cash Flow From Investing and Financing Activities
__________________________________________________

     Cash used by investing activities for the year ended December 31, 1999 included $6.7 million in capital expenditures, a $3.1 million payment made for an acquisition, $2.6 million for the purchase of an option to acquire a French HVAC manufacturer, $10.0 million proceeds from the sale of a business disposed of as previously discussed, $1.0 million proceeds from sale of equipment, and $.9 million for increases in other assets. The payment made for acquisition relates to the purchase of all of the stock of a subsidiary of LSB that held an investment in an energy conservation joint venture (see Note 3 of Notes to Financial Statements).

     Net cash provided by financing activities included payments on long-term debt of $6.9 million, net increase is due from LSB and affiliates of $1.0 million, and net increases in revolving debt of $8.3 million.

Source of Funds
_______________

     The Company owns substantially all of LSB's former Chemical and Climate Control Businesses. The Company and its subsidiaries are dependent on credit agreements with lenders and internally generated cash flow in order to fund their operations and pay their debts and obligations.

     As of December 31, 1999, LSB and certain of its subsidiaries, including the Company, are parties to a working capital line of credit evidenced by two separate loan agreements ("Agreements") with a lender ("Lender") collateralized by receivables, inventories and proprietary rights of the parties to the Agreements. The Agreements have been amended from time to time since inception to accommodate changes in business conditions and financial results. This working capital line of credit is the primary source of liquidity for LSB and the Company.

As of December 31, 1999, the Agreements provided for revolving credit facilities ("Revolver") for total direct borrowing up to $65 million with advances at varying percentages of eligible inventory and trade receivables.
At December 31, 1999, the effective interest rates was 9.0% and the availability for additional borrowings, based on eligible collateral, approximated $12.3 million. Borrowings under the Revolver outstanding at December 31, 1999, were $25.1 million. The annual interest on the outstanding debt under the Revolver at December 31, 1999, at the rates then in effect would approximate $2.3 million. The Agreements also require the payment of an annual facility fee of 0.5% of the unused Revolver and restrict the flow of funds, except under certain conditions, to subsidiaries of the Company that are not parties to the Revolving Credit Agreements.

The Agreements, as amended, required LSB and the Company to maintain certain financial ratios and contain other financial covenants, including tangible net worth requirements and capital expenditure limitations. In 1999, the Company's financial covenants were not required to be met so long as LSB and its subsidiaries, including the Company that are parties to the Agreements, maintained a minimum aggregate availability under the Revolving Credit Facility of $15.0 million. When availability dropped below $15.0 million for three consecutive business days, LSB and the Company was required to maintain the financial ratios discussed above. Due to an interest payment of $5.6 million made by the Company on December 30, 1999, relating to the outstanding $105 million Senior Unsecured Notes, the availability dropped below the minimum aggregate availability level required on January 1, 2000. Because LSB and the Company could not meet the financial ratios required by the Agreements, LSB and the Company entered into a forbearance agreement with the Lender effective January 1, 2000. Under the forbearance agreement, the Lender agreed not to take action against the Company for a period of sixty (60) days as a result of such failure.

      Prior to the expiration of the forbearance agreement, the Agreements were amended, to provide for total direct borrowings of $50.0 million including the issuance of letters of credit. The maximum borrowing ability under the newly amended Agreements is the lesser of $50.0 million or the borrowing availability calculated using advance rates and eligible collateral less $5.0 million. The amendment provides for an increase in the interest rate from the Lender's prime rate plus .5% per annum to the Lender's prime rate plus 1.5% per annum, or at LSB's and ClimaChem's option, the Lender's LIBOR rate plus 3.875% per annum, from 2.875%. The term of the Agreements is through December 31, 2000, and is renewable thereafter for successive thirteen-month terms if, by October 1, 2000, the Company and Lender shall have determined new financial covenants for the calendar year beginning on January 2001. The Agreements, as amended, require LSB and the Company to maintain certain financial ratios and certain other financial covenants, including net worth and interest coverage ratio requirements and capital expenditure limitations.

     As of March 31, 2000 LSB and the Company have a borrowing availability under the revolver of $.2 million, and $11.0 respectively, or $11.2 in the aggregate.

      In addition to the credit facilities discussed above, as of December 31, 1999, the Company's wholly-owned subsidiary, DSN Corporation ("DSN"), is a party to three loan agreements with a financial company (the "Financing Company") for three projects. At December 31, 1999, DSN had outstanding borrowings of $8.2 million under these loans. The loans have monthly repayment schedules of principal and interest through maturity in 2002. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at December 31, 1999, at the agreed to interest rates would approximate $.7 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial rations, including tangible net worth requirements. In April, 2000, DSN obtained a waiver from the Financing Company of the covenants financials through April 1, 2001.

      During January 2000, a subsidiary of the Company obtained financing up to $3.5 million with the City of Oklahoma City ("Lender") to finance the working capital requirements of Climate Control's new product line of large air handlers. Currently, the financing agreement requires the Company to make interest payments on a quarterly basis at the Lender's LIBOR rate plus two-tenths of one percent (.2%) per annum. After the Lender obtains financing through the U.S. Department of Housing and Urban Development ("HUD"), the Company will be required to make principal payments on an annual basis over a term of sixteen (16) years but based on a twenty (20) year amortization period. Interest payments will be required on a semi-annual basis at the rate charged to the Lender by HUD at the time of the funding. The loan is secured by a mortgage on the manufacturing facility and a separate unrelated parcel of land owned by a subsidiary of LSB.

The Company is restricted as to the funds that it may transfer to LSB under the terms contained in an Indenture covering the $105 million in Unsecured Senior Notes issued by the Company. Under the terms of the indenture, ClimaChem cannot transfer funds to LSB, except for (i) the amount of income taxes that they would be required to pay if they were not consolidated with the Company, (the "Tax Sharing Agreement"), (ii) an amount not to exceed fifty percent (50%) of the Company's cumulative net income from January 1, 1998 through the end of the period for which the calculation is made for the purpose of proposing a dividend payment, and (iii) the amount of direct and indirect costs and expenses incurred by LSB on behalf of the Company and the Company's subsidiaries pursuant to a certain services agreement and a certain manage-ment agreement to which the companies are parties. The Company sustained a net loss of $19.2 million in the calendar year 1999, and a net loss of $2.6 million for the calendar year 1998. Accordingly, no amounts were paid to LSB by the Company under the Tax Sharing Agreement, nor under the Management Agreement during 1999 and based on ClimaChem's cumulative losses at December 31, 1999, and current estimates for the results of operations for the year ended December 31, 2000, none are expected during 2000. Due to these limitations, LSB and its non-ClimaChem subsidiaries have limited resources to satisfy their obligations, including those to the Company.

     LSB and its subsidiaries other than the Company and its subsidiaries and excluding LSB's Automotive Products Business, (the "LSB Non-ClimaChem Entities") are dependent upon their separate cash flows and the restricted funds which can be distributed by the Company under the above mentioned agreements. As of December 31, 1999, the LSB Non-ClimaChem Entities a had a working capital deficit of $2.3 million (including $4.7 million of inventories and $2.6 million of accounts receivable), and long-term debt of $32.8 million (including that owned by the Company), $3.6 million of which is due within one year. For the year ended December 31, 1999, the LSB Non-ClimaChem Entities had a net loss of $15.9 million (including $10.0 million associated with discontinued operations), and used cash in operating activities of approximately $2.2 million. LSB is focusing its efforts and resources on its core businesses, which represent that of the Company. LSB's Board of Directors has approved a plan for the disposal of its Automotive Products Business. The plan calls for management to dispose of the Automotive Business through sale. LSB is also realigning its overhead to better match its focus on the Chemical and Climate Control Busi-nesses of the Company. Based on these plans, management of LSB believes the LSB Non-ClimaChem Entities will have sufficient operating capital to meet its obligations, other than dividend obligations under its outstanding preferred stock, as they come due, including those to the Company. If LSB is not successful in executing this plan, including realignment of overhead to reduce its operating costs or realizing certain excess and non-core assets and if the Company is not able to transfer funds to LSB and its affiliates as permitted under the Indenture, the recoverability of the loans and advances to LSB, which aggregate $15.7 million at December 31, 1999, may not be recoverable. As of December 31, 1999, the Company has not provided an allowance for doubtful accounts against these receivables, loans and advances since it is their present belief that LSB will be able to pay these amounts when they come due; however, it is reasonably possible that the evaluation relative to the amounts due from LSB and its subsidiaries could change in the near term.

     In 2000, the Company has planned capital expenditures of approximately $9.5 million. These capital expenditures include approximately $2.0 million, which the Chemical Business is obligated to spend under consent orders with the State of Arkansas related to environmental control facilities at its El Dorado facility, as previously discussed in this report, the Company anticipates that the Chemical Business may spend up to $10 million for future capital expendi-tures relating to the environmental control facilities at its El Dorado Facility, with $2.0 million being spent in 2000 and the balance being spent in 2001. The Company is currently exploring alternatives to finance these capital expenditures. There are no assurances that the Company will be able to arrange financing for its capital expenditures or to make the necessary changes to the Indenture in order to borrow the funds required to finance certain of these expenditures. Failure to be able to make a substantial portion of these capital expenditures, including those related to environmental matters, could have a material adverse effect on the Company.

     As previously mentioned, LSB's and ClimaChem's primary credit facility terminates on December 31, 2000, unless the parties to the agreements agree to new financial covenants for 2001 prior to October 1, 2000. While there is no assurance that the Company will be successful in extending the term of such credit facility, the Company believes it has a good working relationship with the lender and that it will be successful in extending such facility or replacing such facility from another lender with substantially the same terms during 2000.

     In March 2000, LSB and ClimaChem retained Chanin Capital Partners as financial advisors to assist in evaluating all of the alternatives relating to the LSB and ClimaChem's liquidity and to assist the companies in determining their alternatives for restructuring their capitalization and improving their financial condition. The Company has also initiated discussions with third party lenders to explore the possibility of obtaining an additional credit facility or expanded credit facility with which to initiate discussions with ClimaChem's holders of the Senior Notes, which, at December 31, 1999, were trading at 25% of their face value. There is no assurance that the Company or ClimaChem will be successful in obtaining the additional credit facility or expanded credit facility.

     The Company has planned for up to $9.5 million of capital expenditures for 2000, most of which is not presently committed. Further, a significant portion of this is dependent upon obtaining acceptable financing. The Company expects to delay these expenditures as necessary based on the availability of adequate working capital and the availability of financing. Recently, the Chemical Business has obtained relief from certain of the compliance dates under its waste water management project and expects that this will ultimately result in the delay in the implementation date of such project. Construction of the wastewater treatment project is subject to the Company obtaining financing to fund this project. There are no assurances that the Company will be able to obtain the required financing. Failure to construct the wastewater treatment facility could have a material adverse effect on the Company.

Foreign Subsidiary
___________________

     As previously discussed in this report, in August, 1999, the Company sold substantially all of the assets of its wholly owned Australian subsidiary, effectively disposing of this portion of the Chemical Business. All of the proceeds received by the Company have been applied to reduce the indebtedness of ClimaChem, or have been reinvested in related businesses of ClimaChem in accordance with the Indenture of Senior Unsecured Notes.

Impact of Year 2000
____________________

     In 1999, the Company completed its project to enhance certain of its Information Technology ("IT") systems and certain other technologically advanced communication systems. Over the life of the project, the Company capitalized approximately $1.3 million in costs to accomplish its enhancement program. The capitalized costs included $.4 million in external programming costs, with the remainder representing hardware and software purchases. The time and expense of the project did not have a material impact on the Company's financial condition. As a result of these modifications, the Company did not incur any significant problems relating to Year 2000 issues. There was no interruption of business with key suppliers or downturn in economic activity caused by problems with Year 2000 issues. As of the date of this report, the Company has not been notified of any warranty issues relating to Year 2000 for the products it has sold and therefore, the Company believes it should have no material exposure to contingencies related to the Year 2000 issue for the products it has sold. The Company will continue to monitor its computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Contingencies
_____________

      The Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome. The preceding sentence is a forward looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, among other factors, the following: a court finds the Chemical Business liable for a material amount of damages in the antitrust lawsuits pending against the Chemical Business in a manner not presently anticipated by the Company. See Note 10 of Notes to Consolidated Financial Statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
_______   __________________________________________________________

General
______

     The Company's results of operations and operating cash flows are impacted by changes in market interest rates and raw material prices for products used in its manufacturing processes. All information is presented in U. S. dollars.

Interest Rate Risk
__________________

     The Company's interest rate risk exposure results from its debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

     The Company is also a party to a series of agreements under which it is leasing a nitric acid plant. The minimum lease payments associated therewith, prior to execution in June 1999, were directly impacted by the change in interest rates. To mitigate a portion of the Company's exposure to adverse market changes related to this leveraged lease, in 1997 the Company entered into a interest rate forward agreement whereby the Company was the fixed rate payor on notional amounts aggregating $25 million, net to its 50% interest, with a weighted average of 7.12%. The Company accounted for this forward under the deferral method, so long as high correlation was maintained, whereby the net gain or loss upon settlement adjusted the item being hedged, the minimum lease rentals, in periods commencing with the lease execution. As of December 31, 1999, the Company has deferred costs of approximately $2.7 million associated with such agreement, which is being amortized over the initial term of the lease. The following table provides information about the Company's interest rate sensitive financial instruments as of December 31, 1999.

                                               Years Ending December 31,

                         2000     2001     2002     2003     2004         Thereafter     Total
                                                                          through
                                                                          2007
                         ________________________________________________________________________
Expected maturities of long-term debt:

  Variable rate debt     $25,151  $   -    $   -    $   -     $   -       $     -          $ 25,151

  Weighted average
    interest rate (1)      9.00%      -  %     -  %     -  %      -  %          - %            9.00%

  Fixed rate debt        $ 4,493  $5,782   $ 374    $ 366      $ 195      $105,827         $117,037

    Weighted average
      interest rate (2)   10.60%   10.72%  10.73%   10.73%     10.73%        10.73%           10.68%

_____________________

(1) Interest rate is based on the average rate of debt outstanding as of December 31, 1999. Interest is generally at a floating rate based on the lender's prime rate plus .5% per annum, or at the Company's option, under its Revolving Credit Agreements, on the lender's LIBOR rate plus 2.875% per annum. During the first quarter of 2000, the Revolving
     Credit Agreements were amended which included an increase in the floating rate based on the Lender's prime rate plus 1.5% per annum, or at the Company's option, on the Lender's LIBOR rate plus 3.875% per annum. The effect of this change in interest rate based on the Lender's prime rate at December 31, 1999, increased the weighted average interest rate to 10.0% for 2000 and the total weighted average interest rate to 10.0%.

(2) Interest rate is based on the aggregate of debt outstanding as of December 31, 1999.

                              December 31, 1999         December 31, 1998
                            Estimated                 Estimated
                               Fair     Carrying         Fair      Carrying
                              Value       Value         Value        Value
                            _______________________________________________
                                             (in thousands)
Variable Rate:
  Bank debt and
    equipment financing     $ 25,151     $ 25,151     $ 16,802     $ 16,802

Fixed Rate:
  Bank debt and
    equipment financing       12,103       12,037       16,409        16,129
  Subordinated notes          26,250      105,000      105,000       105,000
                            ________________________________________________
                            $ 63,503     $142,188     $138,211     $137,931
                            ================================================

     The fair market value of the Company's Senior Notes was determined based on a market quotation for such securities.

Raw Material Price Risk
_______________________

      The Company has a commitment to purchase 96,000 tons of anhydrous ammonia under a contract. The Company's purchase price can be higher or lower than the current market spot price. Based on the forward contract pricing existing during 1999, and estimated market prices for products to be manufactured and sold during the remainder of the contract, the accompanying Consolidated Financial Statements included a loss provision of approximately $8.4 million for anhydrous ammonia required to be purchased during the remainder of the contract.

Foreign Currency Risk
_____________________

     During 1999, the Company sold its wholly owned subsidiary located in Australia, for which the functional currency was the local currency, the Australian dollar. Since the Australian subsidiary accounts were converted into U.S. dollars upon consolidation with the Company using the exchange rate at June 30, 1999, declines in value of the Australian dollar to the U.S. dollar resulted in translation loss to the Company. As a result of the sale of the Australian subsidiary, which was closed on August 2, 1999, the cumulative foreign currency translation loss of approximately $1.1 million has been included in the loss on disposal of the Australian subsidiary at December 31, 1999.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
_______  ___________________________________________

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

                     SPECIAL NOTE REGARDING
                   FORWARD-LOOKING STATEMENTS


     Certain statements contained within this report may be deemed "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward Looking Statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and per-formance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward Looking Statements. Forward Looking Statements contained herein include, among other things, (i) ability to improve operations and become profitable, (ii) establishing a position as a market leader, (iii) the amount of the loss provision for anhydrous ammonia required to be purchased or that the cost to produce Chemical Business products will improve, (iv) declines in the price of anhydrous ammonia, (v) obtaining a final ruling as to Russian dumping of anhydrous ammonia (vi) amount to be spent relating to compliance with federal, state and local Environmental laws at the El Dorado Facility, (vii) improving LSB's liquidity and profits through liquidation of assets or realign-ment of assets or some other method, (viii) anticipated financial performance,
(ix) ability to comply with the Company's general working capital and debt service requirements, (x) ability to be able to continue to borrow under the Company's revolving line of credit, (xi) adequate cash flows to meet its presently anticipated capital requirements, (xii) ability of the EDNC Baytown Plant to generate approximately $35 million in annual gross revenues, (xiii) ability to make required capital improvement, (xiv) ability to collect amounts owing to the Company by LSB, and (xv) LSB non-ClimaChem Entities' ability to pay its obligations as they came due. While the Company believes the expecta-tions reflected in such Forward Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues, (iii) material increase in interest rates; (iv) inability to collect in a timely manner a material amount of receivables, (v) increased competitive pressures, (vi) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending (vii) additional releases (particularly air emissions into the environ-ment), (viii) material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, (ix) the requirement to use internally generated funds for purposes not presently anticipated, (x) ability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt,(xi) the cost for the purchase of anhydrous ammonia increasing or the Company's inability to purchase anhydrous ammonia on favorable terms when a current supply contract terminates, (xii) changes in competition, (xiii) the loss of any significant customer, (xiv) changes in operating strategy or development plans,
(xv) inability to fund the working capital and expansion of the Company's businesses, (xvii) adverse results in any of the Company's pending litigation, (xviii) inability to obtain necessary raw materials, (xviii) Bayer's inability or refusal to purchase all of the Company's production at the new Baytown nitric acid plant; (xix) continuing decreases in the selling price for the Chemical Business' nitrogen based end products, (xx) ability of LSB to restructure and to pay its payables, and (xxi) other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward
Looking Statements contained herein to reflect future events or developments.

                            PART III

     Because all of the Company's outstanding capital stock is owned directly or indirectly by its parent, LSB Industries, Inc., the Company is not required to file a definitive proxy statement, and, as a result, the Company will provide the information required by Part III of this report by amending this report on or before April 29, 1999, to include such information (except for the informa-tion of the Company's executive officers included under Item 4A of Part I of this report), and incorporate such by reference.

                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1)   Financial Statements

     The following consolidated financial statements of the Company appear immediately following this Part IV:

                                                               Pages
                                                               _____

Report of Independent Auditors                                  F-1

Consolidated Balance Sheets at December 31, 1999
  and 1998                                                      F-2


Consolidated Statements of Operations for each of
  the three years in the period ended December 31,
  1999                                                          F-3


Consolidated Statements of Stockholders' Equity
  for each of the three years in the period ended
  December 31, 1999                                             F-4

Consolidated Statements of Cash Flows for
  each of the three years in the period
  ended December 31, 1999                                       F-5 to F-6

Notes to Consolidated Financial Statements                      F-7 to F-47

Quarterly Financial Data (Unaudited)                            F-48


(a) (2)  Financial Statement Schedule
         ____________________________

         The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts                          F-49

     The Company has omitted all other schedules because the conditions requiring their filing do not exist or because the required information appears in the Company's Consolidated Financial Statements, including the notes to those statements.

                     Report of Independent Auditors



The Board of Directors and Stockholders
ClimaChem, Inc.

We have audited the accompanying consolidated balance sheets of ClimaChem, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ClimaChem, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                           /s/ Ernst & Young LLP

                                           ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 17, 2000

                         ClimaChem, Inc.
                   Consolidated Balance Sheets

                                                       December 31,
                                                      1999     1998
                                                   ___________________
                                                      (In Thousands)
Assets
Current assets (Note 7):
  Cash and cash equivalents (Note 2)               $  2,673    $   750
  Trade accounts receivable, net                     41,934     38,817
  Inventories (Note 5)                               25,772     37,367
  Supplies and prepaid items                          4,314      7,023
  Income tax receivable (Note 8)                          -      2,050
  Current deferred income taxes                           -      1,338
  Due from LSB and affiliates (Note 3)                2,263      2,946
                                                    _______   ________
Total current assets                                 76,956     90,291

Property, plant and equipment, net (Notes 6 and 7)   75,667     82,389
Due from LSB and affiliates, net (Note 3)            13,443     13,443
Other assets, net                                    18,012     10,480
                                                    _______    _______
                                                   $184,078   $196,603
                                                    =======    =======
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                 $ 16,312    $17,416
  Accrued liabilities (Note 12)                      13,791      7,918
  Current portion of long-term debt (Note 7)         29,644     10,460
                                                   ________    _______
Total current liabilities                            59,747     35,794

Long-term debt (Note 7)                             112,544    127,471
Accrued losses on firm purchase commitments
  (Note 12)                                           5,652          -
Deferred income taxes (Note 8)                            -      9,580
Commitments and contingencies (Note 10)

Stockholders' equity (Notes 7 and 9):
   Common stock, $.10 par value; 500,000 shares
      authorized, 10,000 shares issued                    1          1
   Capital in excess of par value                    12,652     12,652
   Accumulated other comprehensive loss                   -     (1,559)
   Retained earnings (deficit)                       (6,518)    12,664
                                                    _______    _______
Total stockholders' equity                            6,135     23,758
                                                    _______    _______
                                                   $184,078   $196,603
                                                    =======    =======

See accompanying notes.

                         ClimaChem, Inc.

              Consolidated Statements of Operations


                                                 Year ended December 31,
                                                1999      1998     1997
                                               __________________________
                                                     (In Thousands)
Revenues:
   Net sales                                 $ 244,462  $ 241,546 $ 236,365
   Interest and other income                     2,493      1,468       893
                                             ______________________________
                                               246,955    243,014   237,258

Costs and expenses:
   Cost of sales                               196,095    190,722  189,936
   Selling, general and administrative
      (Note 3)                                  45,618     38,105   35,183
   Interest (Note 3)                            14,260     13,463    9,041
   Provision for loss on firm purchase
      commitments (Note 12)                      8,439          -        -
   Provision for impairment on long-lived
      assets (Note 2)                            3,913          -        -
                                              ____________________________
                                               268,325    242,290  234,160
                                              ____________________________
Income (loss) before business disposed of,
   provision for income taxes and extra-
   ordinary charge                            (21,370)       724    3,098

Business disposed of (Note 4):
   Revenues                                     7,461     14,184   26,482
   Operating costs, expenses and interest       9,419     17,085   27,254
                                             ____________________________
                                               (1,958)    (2,901)    (772)

Loss on disposal of business                   (1,971)         -        -
                                             ____________________________
                                               (3,929)    (2,901)    (772)
                                             ____________________________
Income (loss) before provision (benefit)
   for income taxes and extraordinary charge  (25,299)    (2,177)   2,326

Provision (benefit) for income taxes (Note 8)  (6,117)       392    1,429
                                             ____________________________
Income (loss) before extraordinary charge     (19,182)    (2,569)     897

Extraordinary charge, net of income
   tax benefit of $1,750,000 (Note 7)               -          -    2,869
                                             ____________________________
Net loss                                    $ (19,182) $ (2,569) $ (1,972)
                                             ============================

See accompanying notes.

                         ClimaChem, Inc.

         Consolidated Statements of Stockholders' Equity
                         (In Thousands)


                                                                  Accumulated
                                                                      Other
                                  Common Stock       Capital in  Comprehensive
                                __________________   Excess of       Income    Retained
                               Shares   Par Value    Par Value       (Loss)    Earnings      Total
                               _____________________________________________________________________
Balance at December 31, 1996   10,000    $  1        $12,652      $   276      $19,914      $32,843

Net loss                            -       -              -            -       (1,972)      (1,972)
Foreign currency translation
 adjustment                         -       -              -       (1,279)           -       (1,279)
                                                                                             _______
Total comprehensive loss                                                                     (3,251)

Dividends to Parent                 -       -              -            -       (2,303)      (2,303)

                               ______________________________________________________________________
Balance at December 31, 1997    10,000       1          12,652     (1,003)      15,639       27,289

Net loss                            -       -               -           -       (2,569)      (2,569)

Foreign currency translation
   adjustment                       -       -               -        (556)           -         (556)
                                                                                             _______
Total comprehensive loss                                                                     (3,125)

Dividends to Parent                 -       -               -           -         (406)        (406)

                              _______________________________________________________________________
Balance at December 31, 1998   10,000       1          12,652      (1,559)      12,664       23,758

Net loss                            -       -               -           -      (19,182)     (19,182)
Foreign currency translation
   adjustment                       -       -               -       1,559            -        1,559
                                                                                            ________
Total comprehensive loss                                                                    (17,623)
                             ________________________________________________________________________
Balance at December 31, 1999   10,000    $  1        $ 12,652    $      -     $ (6,518)    $  6,135
                             ========================================================================

See accompanying notes.

                         ClimaChem, Inc.

              Consolidated Statements of Cash Flows


                                                    Year ended December 31,
                                                   1999       1998       1997
                                               ____________________________________
                                                        (In Thousands)
Cash flows from operating activities
Net loss                                         $(19,182)    $ (2,569)    $(1,972)
  Adjustments to reconcile net loss to
    net cash provided (used) by
    operations:
      Extraordinary charge, net of tax,
        related to financing activities                -             -       2,869
      Inventory write-down and provision
        for loss on firm purchase commit-
        ments, net of amount realized              8,175             -           -
      Provision for impairment on long-
        lived assets                               3,913             -           -
      Depreciation of property, plant and          8,830          9,545      8,130
        equipment
      Amortization                                 1,138          1,324        756
      Provision for losses:
        Trade accounts receivable                    828            971        521
        Notes receivable                               -            854        175
        Environmental matters and other              195           (387)         -
      Deferred income tax provision (benefit)     (6,192)           351        209
      Loss (gain) on sales of assets                   -            (30)       138
      Loss on business disposed of                 1,971              -          -
      Cash provided (used) by changes in
        assets and liabilities:
          Trade accounts receivable               (3,661)        (1,484)    (2,384)
          Inventories                              3,892            904     (3,128)
          Supplies and prepaid items                (186)        (1,252)      (191)
          Income tax receivable                        -             92     (2,142)
          Accounts payable                        (1,325)        (1,598)   (13,706)
          Accrued liabilities                      3,285         (2,859)     1,014
                                                ___________________________________
Net cash provided (used) by operating activities   1,681          3,862     (9,711)

(Continued on following page)

                         ClimaChem, Inc.

        Consolidated Statements of Cash Flows (continued)


                                                        Year ended December 31,
                                                  1999         1998         1997
                                               __________________________________
                                                          (In Thousands)
Cash flows from investing activities
Payment made for acquisition of limited
  partner interest in business (Note 3)        $ (3,114)   $       -    $     -
Purchase of receivables and option
  to acquire business (Note 3)                   (2,558)           -          -
Capital expenditures                             (6,688)      (7,418)     (9,357)
Proceeds from sales of equipment                  1,045           65         194
Proceeds from the sale of business
  disposed of                                     9,981            -          -
Increase in other assets                           (870)      (1,072)     (3,609)
                                              ____________________________________
Net cash used by investing activities            (2,204)      (8,425)    (12,772)

Cash flows from financing activities
Payments on long-term and other debt             (6,867)      (4,690)    (72,504)
Long-term and other borrowings, net of
  origination fees                                    -         (583)    155,000
Debt prepayment charge, net of tax                    -            -      (2,869)
Net change in revolving debt facilities           8,269        6,348     (28,478)
Net change in due to/from LSB and affiliates      1,044        1,110     (23,938)
Dividends paid to parent                              -         (406)     (2,303)
                                               _________________________________
Net cash provided by financing activities         2,446        1,779      24,908
                                               _________________________________
Net increase (decrease) in cash and cash
  equivalents                                     1,923       (2,784)      2,425

Cash and cash equivalents at beginning of year      750        3,534       1,109
                                               __________________________________
Cash and cash equivalents at end of year       $  2,673    $     750    $  3,534
                                               ==================================

See accompanying notes.

                         ClimaChem, Inc.

           Notes to Consolidated Financial Statements

                December 31, 1999, 1998 and 1997


1. Basis of Presentation

ClimaChem, Inc. (the "Company"), a wholly owned subsidiary of LSB Industries, Inc. ("LSB" or "Parent"), was organized under the laws of the State of Oklahoma in October 1997. The Company's Certificate of Incorporation authorizes the issuance of 500,000 shares of $.10 par value common stock. The Company is a holding company which maintains operations through various wholly-owned subsidiaries. The Company owns, through its subsidiaries, substantially all of the operations comprising the Chemical Business and Climate Control Business as previously owned by LSB. Prior to November 21, 1997, all of the Company's subsidiaries were wholly-owned subsidiaries of LSB, directly or through one or more intermediaries, and were contributed to the Company, following its formation, by LSB or other subsidiaries in exchange for all of the outstanding common stock of the Company. These exchanges have been accounted for as a reorganization of entities under common control and, accordingly, reflect LSB's and its subsidiaries' historical cost of such subsidiaries and net assets. Accordingly, the consolidated financial statements of ClimaChem, Inc. and its subsidiaries for all periods reflect this reorganization in a manner similar to a pooling of interests.

The  consolidated financial statements include  the  accounts  of
ClimaChem,   Inc.   and   its  wholly-owned   subsidiaries.   All
significant intercompany transactions have been eliminated in the accompanying financial statements.

The Company has historically had significant transactions with LSB and its subsidiaries which are reflected in the accompanying consolidated financial statements on the basis established between the Company and LSB and its subsidiaries. See Notes 3, 8, 9 and 10.

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

                            ClimaChem, Inc.

Inventories

Inventory is priced at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) basis, except for certain heat pump products with a value of $8,351,000 and $7,095,000 at December 31, 1999 and 1998, respectively, which are priced at the lower of cost or market, with cost being determined using the last-in, first-out (LIFO) basis. The difference between the LIFO basis and current cost was $822,000 and $1,062,000 at December 31, 1999 and 1998, respectively.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. For financial reporting purposes, depreciation, depletion and amortization is primarily computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 30 years. Property, plant and equipment leases which are deemed to be installment purchase obligations have been capitalized and included in property, plant and equipment. Maintenance, repairs and minor renewals are charged to operations while major renewals and improvements are capitalized.

Excess of Purchase Price Over Net Assets Acquired

The excess of purchase price over net assets acquired, which is included in other assets in the accompanying consolidated balance sheets, totaling $2,312,000 and $2,654,000, net of accumulated amortization, of $4,100,000 and $3,758,000 at December 31, 1999
and 1998, respectively, and is being amortized by the straight-line method over periods of 15 to 19 years.

Impairment of Long-Lived Assets

Long-lived  assets  and  certain  identifiable  intangibles   are
reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                           ClimaChem, Inc.

For the year ended December 31, 1999, the Company recognized impairment totaling $3.9 million associated with two chemical plants which are to be sold or dismantled. The 1999 provision for impairment represents the difference between the net carrying cost and the estimated salvage value for the nonoperating plant to be dismantled and the difference between the net carrying cost and the estimated selling price less cost to dispose for the plant to be sold. The Company has made estimates of the future cash flows related to its Chemical Business in order to determine recoverability of the Company's remaining cost. Based on these estimates, no additional impairment was indicated at December 31, 1999; however, it is reasonably possible that the Company may recognize additional impairments in this business in the near term if the Company experiences continued or further deterioration of the chemical business.

Debt Issuance Cost

Debt issuance costs are amortized over the term of the associated debt instrument using the straight-line method. Such costs, which are included in other assets in the accompanying consolidated balance sheets, were $3,416,000 and $3,878,000, net of accumulated amortization, of $987,000 and $525,000 as of December 31, 1999 and 1998, respectively.

Revenue Recognition

The Company recognizes revenue at the time title of the goods transfers to the buyer.

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

                           ClimaChem, Inc.

Research and Development Costs

Costs   incurred   in  connection  with  product   research   and
development are expensed as incurred. Such costs amounted to $713,000, $377,000 and $367,000 for the years ended December 31,
1999, 1998 and 1997, respectively.

Advertising Costs

Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $1,536,000, $1,152,000 and $1,160,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Capitalized Interest

Interest costs of $1,113,000 related to the construction of a nitric acid plant were capitalized in 1997 (none in 1999 or 1998) and are being amortized over the related plant's estimated useful life.

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

Hedging

In 1997, the Company entered into an interest rate forward agreement to effectively fix the interest rate on a long-term lease commitment (not for trading purposes). In 1999, the Company executed the long-term lease agreement and terminated the forward at a net cost of $2.8 million. The Company has accounted for this hedge under the deferral method (as an adjustment of the initial term lease rentals). At December 31, 1999, the remaining deferred loss included in other assets approximated $2.7 million. The deferred cost recognized in operations amounted to $169,000 in 1999 (none in 1998 or 1997). See Recently Issued Pronouncements below and Note 10 - Commitments and Contingencies.

                             ClimaChem, Inc.

Recently Issued Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt this new Statement January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify or are not designated as hedges must be adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what all of the effects of SFAS 133 will be on the earnings and financial position of the Company; however, the Company expects that the deferred hedge loss discussed under Accounting Policies - Hedging, will be accounted for as a cash flow hedge upon adoption of SFAS 133, with the effective portion of the hedge being classified in equity in accumulated other comprehensive income or loss at the date of adoption. The amount included in accumulated other comprehensive income or loss will be amortized to operations over the initial term of the leveraged lease.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash, overnight funds and interest bearing deposits with maturities when purchased by the Company of 90 days or less.

Under the Company's Revolving Credit Facility (Note 7 - Long-Term
Debt)  cash  received  by  the Company  on  collection  of  trade accounts receivable is deposited in cash collection accounts. Cash in the collection accounts is applied against the outstanding balance under the Company's revolving credit agreement within 1-2 business days following receipt. The cash balance held in the collection accounts at December 31, 1999 and 1998 aggregated $2,188,000 and $1,593,000, respectively.

                         ClimaChem, Inc.

Supplemental cash flow information includes:

                                                    Year ended December 31,
                                                 1999        1998         1997
                                              __________________________________
                                                       (In Thousands)
Cash payments for interest and income taxes:
  Interest on long-term debt and other        $ 14,525     $ 14,079     $  9,864
  Income taxes:
    Paid to state taxing authorities                17           65           86
    Paid to Parent                                   -        1,908         1,013
Noncash financing and investing activities--
  Long-term debt issued for property, plant
    and equipment                                  471          523         1,108

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

Charges for such services aggregate $4,780,000, $2,265,000 and $1,950,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Management of the Company believes these charges from LSB reasonably approximate additional general and administrative costs which would have been incurred if the Company had been an independent entity during such periods. These amounts do not include reimbursements for costs described in the next paragraph or amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

                             ClimaChem, Inc.

The Services Agreement also provides that LSB will permit employees of the Company and its subsidiaries to continue to participate in the benefit plans and programs sponsored by LSB. The Company will pay to, or reimburse, LSB for the costs associated with participation by the employees of the Company in LSB's benefit plans and programs.

In addition, the Services Agreement allows for purchases of other goods and services to the extent that the amount paid approximates fair value that would be paid to a third party. In 1999, subsidiaries of the Company purchased certain raw materials with LSB's assistance and paid $461,000 to LSB in commissions on such purchases. The Company also purchased $1,076,000 in industrial supplies, in 1999, from subsidiaries of LSB which are not subsidiaries of the Company.

The Company's Climate Control manufacturing subsidiaries also lease facilities from an affiliate under various operating leases and a capital lease. See Note 10 - Commitments and Contingencies, Operating Leases. Rental expense associated with the operating leases aggregated $1,772,000, $475,000 and $475,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In December 1999, a subsidiary of the Climate Control Business entered into a capital lease with a subsidiary of LSB which is not a subsidiary of the Company. The lease agreement required an initial payment of $2 million for capital improvements required in the facility, which was paid in 1999, and requires 112 monthly payments of $20,291 commencing on September 1, 2006. The accompanying balance sheet includes buildings and improvements under the capital lease of $3,172,000 and long-term debt includes a capital lease obligation of $1,172,000 due to the LSB subsidiary.

In 1995, a subsidiary of LSB invested approximately $2.8 million to purchase a fifty percent (50%) limited partner interest in an energy conservation joint venture (the "Project"). The Project was to retrofit residential housing units at a U.S. Army base which it completed during 1996. The completed contract was for installation of energy-efficient equipment (including air conditioning and heating equipment), which would reduce utility consumption. For the installation and management, the project will receive a percentage of all energy and maintenance savings during the twenty (20) year contract term. In January 1999, the Company acquired this investment by purchasing the stock of the LSB subsidiary that owned the Project. The Company paid $3.1 million to LSB in connection with this purchase. This amount equaled the book value of the investment on the books of LSB's subsidiary, which management of the Company believes approximated the investment's fair value, at the date of purchase.

                              ClimaChem, Inc.

In April 1999, the Company's Board of Directors approved the acquisition of certain assets from LSB in accordance with the terms of the Indenture to which the Company and its subsidiaries are parties and the loan agreement that LSB and subsidiaries of the Company are borrowing under, which assets are materially related to the lines of the Climate Control Business. As a result of the approval, in April 1999 the Company purchased from a subsidiary of LSB, an option to acquire a French HVAC manufacturing company and all amounts due and payable from such French manufacturer or its parent to LSB. The Company paid LSB $2.6 million for the option and receivables due from the French manufacturer and its parent. This amount equaled the net book value of the investment on the books of LSB's subsidiary, which management of the Company believes approximated the investment's fair value, at the date of purchase.

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

In 1999, the Company advanced LSB $2 million pursuant to a provision in the bond indenture which allows the Company to make up to a $2 million investment in any other "person," as defined. The advance bears interest at 10-3/4% per annum payable on demand.

On November 21, 1997, LSB and the Company entered into a management agreement (the "Management Agreement"), which provides that LSB will provide to the Company, managerial oversight and guidance concerning the broad policies, strategic decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB. Under the Management Agreement, the Company is to pay LSB a fee for such services which will not exceed $1.8 million annually. The fee will be paid quarterly based upon the excess of actual earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the quarter minus $6,500,000, not to exceed $450,000. If at the end of the calendar year, EBITDA is less than $26 million, management fees paid to LSB during the year shall be refunded to the Company for the first three quarters of the year, not to exceed $1,350,000. The maximum management fee amount to be paid to LSB by the Company is

                            ClimaChem, Inc.

             Notes to Consolidated Financial Statements


3. Transactions With Related Parties (continued)

adjusted annually commensurate with the percentage change, if any, in the Consumer Price Index during the preceding calendar year. No payments were made to LSB under the Management Agreement in 1999, 1998, or 1997.

On November 21, 1997, the Company and LSB entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for (i) the allocation of payments of taxes for periods during which the Company and its subsidiaries and LSB are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. For tax periods beginning after December 1996 and ending ten years thereafter, so long as the Company is included in LSB's consolidated federal income tax returns or state consolidated combined or unitary tax returns, the Company will be required to pay to LSB an amount equal to the Company's consolidated federal and state income tax liability calculated as if the Company and its subsidiaries were a separate consolidated tax group and not part of LSB's consolidated tax group. Such amount is payable in estimated quarterly installments. If the sum of the estimated quarterly installments is (a) greater than the tax liability of the Company, on a consolidated basis, as determined by LSB, under the Tax Sharing Agreement, then LSB will refund the amount of the excess to the Company, or (b) less than the Company's tax liability, on a consolidated basis, as determined by LSB, under the Tax Sharing Agreement, then the Company will pay to LSB the amount of the deficiency. The Company paid approximately $1.0 million to LSB in 1997 (none in 1999 or 1998) under the tax sharing arrangement.

Under the terms of an Indenture between the Company, the guarantors and the trustee relating to the Notes (as defined in
Note 7), the Company is permitted to distribute or pay in the form of dividends and other distributions to LSB in connection with the Company's outstanding equity securities or loans, (a) advances or investments to any person (including LSB), up to 50% of the Company's consolidated net income for the period (taken as one accounting period), commencing on the first day of the first full fiscal quarter commencing after the Issue Date of the Notes to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by the Company from the sale of its capital stock. This limitation will not prohibit (i) payment to LSB under the Services Agreement, Management Agreement and the Tax Sharing Agreement, or (ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could

                           ClimaChem, Inc.

have been made on the date of such declaration. Based on the terms stated above, the Company declared and paid to LSB a dividend, in the fourth quarter of 1998, in the amount of $406,000 representing 50% of the Company's consolidated net income for the nine months ended September 30, 1998 (none in 1999 or 1997).

The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At December 31, 1999 and 1998, the Company had loans and advances due from LSB of approximately $13.4 million, $10.0 million of which was loaned to LSB from the proceeds of the sale of the Notes, as defined (Note 7 - Long-Term Debt), and bears interest at 10-3/4%, maturing November 2007 and $3.4 million due from LSB and affiliates related to cash advances from the Company to LSB and affiliates prior to the sale of the Notes, as defined, from borrowings on the Company's credit facilities. This loan is due by its terms in November 2007 and bears interest at 7% per annum. At December 31, 1999 and 1998, the Company had $2.4 million and $2.9 million, respectively, due from LSB and affiliates included in current assets related to advances as discussed previously, interest and refunds due associated with operations under the Services Agreement or refunds under the management agreement. At December 31, 1999, LSB had not made the December 1 interest payment to the Company for the loans described above. LSB made the December 1 interest payment in March 2000. The Company earned interest income on net loans and advances due from LSB and affiliates aggregating approximately $1,474,000, $1,316,000 and $357,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

LSB and its subsidiaries (other than the Company and its subsidiaries), the "LSB Non-ClimaChem Entities," are dependent upon their separate cash flows and the restricted funds which can be distributed by the Company under the above mentioned agreements. As of December 31, 1999, the LSB Non-ClimaChem Entities had a working capital deficit of $2.3 million (including $4.7 million of inventories and $2.6 million of accounts receivable), and long-term debt of $32.8 million (including that owed to the Company), $3.6 million of which is due within one year. For the year ended December 31, 1999, the LSB Non-ClimaChem Entities had a net loss of $15.9 million (including $10.0 million associated with discontinued operations), and used cash in operating activities of approximately $2.2 million. LSB is focusing its efforts and resources on its core businesses, which represent that of the Company. LSB's Board of Directors has approved a plan for the disposal of its Automotive Products

                          ClimaChem, Inc.

Business. The plan calls for management to dispose of the Automotive Business through sale. LSB is also realigning its overhead to better match its focus on the Chemical and Climate Control Businesses of the Company. Based on these plans, management of LSB believes the LSB Non-
ClimaChem Entities will have sufficient operating capital to meet its obligations as they come due (other than dividend obligation under its outstanding preferred stocks), including those to the Company. If LSB management is not successful in executing this plan, including realignment of overhead to reduce its operating costs or realizing certain excess and non-core assets, and if the Company is not able to transfer funds to LSB and its affiliates as permitted under the Indenture, the recoverability of the loans and advances to LSB, which aggre-gate $15.7 million at December 31, 1999, may not be recoverable. As of December 31, 1999, the Company has not provided an allowance for doubtful accounts against these receivables, loans and advances since it is their present belief that LSB will be able to pay these amounts when they come due; however, it is reasonably possible that the evaluation relative to the amounts due from LSB and its subsidiaries could change in the near term.

4. Business Disposed Of

On August 2, 1999, the Company sold substantially all the assets of its wholly owned subsidiary, Total Energy Systems Limited and its subsidiaries ("TES"), of the Chemical Business. Pursuant to the sale agreement, TES retained certain of its liabilities to be liquidated from the proceeds of the sale and from the collection of its accounts receivables which were retained. In connection with the closing in August 1999, the Company received approximately $3.6 million in net proceeds from the assets sold, after paying off $6.4 million bank debt and the purchaser assuming approximately $1.1 million of debt related to certain capitalized lease obligations. The Company substantially completed the liquidation of the assets and liabilities retained during the fourth quarter of 1999.

The loss associated with the disposition included in the accompanying consolidated statements of operations for the year ended December 31, 1999 is $2.0 million and is comprised of disposition costs of approximately $.3 million, the recognition
in earnings  of  the  cumulative  foreign  currency   loss   of
approximately $1.1 million and approximately $.6 million related to the resolution of certain environmental matters.

                            ClimaChem, Inc.

5. Inventories

Inventories consist of:

                              Finished
                           (or Purchased) Work-In-    Raw
                               Goods      Process  Materials  Total

                             __________________________________________
                                           (In Thousands)

December 31, 1999:
  Climate Control products     $  6,260   $  3,141  $  6,581   $15,982
  Chemical products               5,015      2,362     2,413     9,790
                               _______________________________________
Total                          $ 11,275   $  5,503  $  8,994   $25,772
                               =======================================
December 31, 1998:
  Climate Control products     $  3,233   $  2,442  $  6,673    $12,348
  Chemical products              10,890      3,848    10,281     25,019
                               ________________________________________
Total                          $ 14,123   $  6,290  $ 16,954    $37,367
                               ========================================

6. Property, Plant and Equipment

Property, plant and equipment, at cost, consist of:

                                                  December 31,
                                                1999        1998
                                              ____________________
                                                 (In Thousands)

   Land and improvements                      $  1,411   $  1,340
   Buildings and improvements (A)               11,352      8,037
   Machinery, equipment and automotive         124,459    130,951
   Furniture and fixtures                        3,968      3,277
                                              ___________________
                                               141,190    143,605
   Less accumulated depreciation                65,523     61,216
                                              ___________________
                                              $ 75,667   $ 82,389
                                              ===================

(A) Includes capital lease of $3,173,000 in 1999 with a related party as discussed in Note 3.

7. Long-Term Debt

Long-term debt consists of the following:

                                                   December 31,
                                                  1999      1998
                                                 __________________
                                                   (In Thousands)
Secured revolving credit facility with
  interest at a base rate plus a specified
  percentage (9.0% aggregate rate at
  December 31, 1999) (A)                         $ 25,071  $ 11,793
Secured revolving credit facility                       -     5,009
10-3/4% Senior Notes due 2007 (B)                 105,000   105,000
Secured loan (C)                                    7,128     9,570
Other, with interest at rates of 6.2% to
   13.0%, most of which is secured by
   machinery and equipment                          4,989     6,559
                                                 __________________
                                                  142,188   137,931
Less current portion of long-term debt             29,644    10,460
                                                 __________________
Long-term debt due after one year                $112,544  $127,471
                                                 ==================

(A) In December 1994, LSB and certain of its subsidiaries (the "Borrowing Group") and a bank entered into a series of asset-based revolving credit facilities which provided for an initial term of three years. The agreement has been amended at various dates since 1994 with the latest being executed on March 1, 2000. The amended agreement provides for a $50 million revolving credit facility (the "Revolving Credit
     Facility")   with  separate  loan  agreements   (the   "Loan
     Agreements") for the subsidiaries of the Company and for LSB and its subsidiaries which are not subsidiaries of the Company. Under the Revolving Credit Facility, LSB and certain subsidiaries of LSB that are not subsidiaries of the Company have a right to borrow on a revolving basis, up to $2.5 million ($2.4 million outstanding at December 31, 1999). Any amounts borrowed by LSB and its subsidiaries

                           ClimaChem, Inc.

               Notes to Consolidated Financial Statements

7. Long-Term Debt (continued)

     that are not subsidiaries of the Company will reduce the amount that the subsidiaries of the Company may borrow at any one time under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear an annual rate of interest at a floating rate based on the lender's prime rate plus 1.5% (prime rate plus .5% at December 31, 1999) per annum or, at the Company's option, on the lender's LIBOR rate plus 3.875% (LIBOR rate plus 2.875% at December 31, 1999) per annum. The agreement will terminate on December 31, 2000, unless the parties to the Revolving Credit Facility agree on acceptable financial covenants for the fiscal year beginning January 2001 on or before October 1, 2000. The Loan Agreements also require a "permanent reserve" of $5 million which reduces the Borrowing Group's borrowing availability. The Company may terminate the Revolving Credit Facility prior to maturity; however, should the Company do so, it would be required to pay a termination fee of $500,000. While there is no assurance that the Company will be successful in extending the term of such credit facility, the Company believes it has a good working relationship with the lender and that it will be successful in extending such facility or replacing such facility from another lender with substantially the same terms during 2000.

     Each of the Loan Agreements specify a number of events of default and require the Company to maintain certain financial ratios (including net worth and an interest coverage ratio), limits the amount of capital expenditures, and contains other covenants which restrict, among other things, (i) the incurrence of additional debt; (ii) the payment  of  dividends  and other distributions;  (iii)  the making of certain investments; (iv) certain mergers, acquisitions and dispositions; (v) the issuance of secured guarantees; and (vi) the granting of certain liens.

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

                              ClimaChem, Inc.

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

(B) On November 26, 1997, the Company completed the sale of $105 million principal amount of 10-3/4% Senior Notes due 2007 (the "Notes"). The Notes bear interest at an annual rate of 10-3/4% payable semiannually in arrears on June 1 and December 1 of each year. The Notes are senior unsecured obligations of the Company and rank pari passu in right of payment to all existing senior unsecured indebtedness of the Company. The Notes are effectively subordinated to all existing and future senior secured indebtedness of the Company and its subsidiaries.

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

                           ClimaChem, Inc.

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

     The Company is a holding company with no material assets (other than the notes and accounts receivable from LSB, specified in the accompanying consolidated balance sheets, and the Notes origination fees which have a net book value of $3.3 million and $3.7 million as of December 31, 1999 and 1998, respectively) or material operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly. ClimaChem's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of the Company, except for El Dorado Nitrogen Company ("EDNC").

     Set forth below are condensed consolidating financial statements of the Guarantor Subsidiaries, the Company's subsidiary which is not a guarantor of the Senior Notes (the "Non-Guarantor Subsidiary") and the Company. For all periods presented, EDNC was the only Non-Guarantor Subsidiary. Separate financial statements of each Guarantor Subsidiary have not been provided because management has determined that they are not material to investors. The statement of operations for 1997 has not been presented because the operations of the non-guarantor subsidiary were inconsequential.

                             ClimaChem, Inc.


                           Consolidating Balance Sheet
                             As of December 31, 1999
                             (Dollars in thousands)

                                                      Non-
                                    Guarantor       Guarantor     Company
                                   Subsidiaries    Subsidiary     (Parent)     Eliminations     Consolidated
                                   _________________________________________________________________________
Assets
Current assets:
   Cash                             $    816        $    703       $  1,154                       $   2,673
   Trade accounts receivable, net     39,709           2,215             10                          41,934
   Inventories                        25,594             178              -                          25,772
   Supplies and prepaid items          3,306              83            925                           4,314
   Due from LSB and affiliates, net        -               -          2,263                           2,263
                                    ________________________________________________________________________
          Total current assets        69,425           3,179          4,352                          76,956


Property, plant and equipment, net    75,158             509              -                          75,667
Due from LSB and affiliates                -               -         13,443                          13,443
Investment in and advances to
   affiliates                              -               -         91,011        $ (91,011)             -
Other assets, net                     12,353           2,004          3,655                          18,012
                                    _______________________________________________________________________
                                    $156,936        $  5,692       $112,461        $ (91,011)      $184,078
                                    =======================================================================
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                  $ 14,793        $  1,519       $      -                        $ 16,312
  Accrued liabilities                  9,873           2,592          1,326                          13,791
  Current portion of long-term debt   29,644               -              -                          29,644
                                    _______________________________________________________________________
         Total current liabilities    54,310           4,111          1,326                          59,747

Long-term debt                         7,544               -        105,000                         112,544
Accrued losses on firm
  purchase commitments                 5,652               -              -                           5,652
Payable to Parent                     15,515              66              -          $(15,581)            -


Stockholders' equity:
  Common stock                            60                1             1               (61)            1
  Capital in excess of par value      78,984                -        12,652           (78,984)       12,652
  Retained earnings (accumulated
    deficit)                          (5,129)           1,514        (6,518)            3,615        (6,518)
                                     ______________________________________________________________________
Total stockholders' equity            73,915            1,515         6,135           (75,430)        6,135
                                     ______________________________________________________________________
                                    $156,936        $   5,692      $112,461          $(91,011)     $184,078
                                     ======================================================================

                              ClimaChem, Inc.

                           Consolidating Balance Sheet
                             As of December 31, 1998
                             (Dollars in thousands)


                                                       Non-
                                      Guarantor      Guarantor      Company
                                    Subsidiaries     Subsidiary     (Parent)     Eliminations     Consolidated
                                    __________________________________________________________________________
Assets
Current assets:
  Cash                                $    744         $     2       $     4                        $    750
  Trade accounts receivable, net        37,008           1,809             -                          38,817
  Inventories                           37,367               -             -                          37,367
  Supplies and prepaid items             6,704             259            60                           7,023
  Income tax receivable                      -               -         2,050                           2,050
  Current deferred income taxes          1,338               -             -                           1,338
  Due from LSB and affiliates, net           -               -         2,946                           2,946
                                      ______________________________________________________________________
          Total current assets          83,161           2,070         5,060                          90,291


Property, plant and equipment, net      82,389               -             -                          82,389
Due from LSB and affiliates                  -               -        13,443                          13,443
Investment in and advances to
   affiliates                                -               -       110,686         $(110,686)            -
Other assets, net                        4,641           1,858         3,981                          10,480
                                      _______________________________________________________________________
                                      $170,191        $  3,928      $133,170         $(110,686)     $196,603
                                      =======================================================================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                    $ 15,695        $  1,708       $     13                        $ 17,416
  Accrued liabilities                    5,078               -          2,840                           7,918
  Current portion of long-term debt     10,460               -              -                          10,460
                                      _______________________________________________________________________
          Total current liabilities     31,233           1,708          2,853                          35,794

Long-term debt                          22,471               -        105,000                         127,471
Deferred income taxes                    9,580               -              -                           9,580
Payable to Parent                       26,031           2,079              -          (28,110)             -

Stockholders' equity:
  Common stock                             60                1              1              (61)             1
  Capital in excess of par value       72,797                -         12,652          (72,797)        12,652
  Accumulated other comprehensive
    loss                               (1,559)               -              -                          (1,559)
  Retained earnings                     9,578              140         12,664           (9,718)        12,664
                                     ________________________________________________________________________
Total stockholders' equity             80,876              141         25,317          (82,576)        23,758
                                     ________________________________________________________________________
                                     $170,191         $  3,928       $133,170        $(110,686)      $196,603
                                     =========================================================================


                                    ClimaChem, Inc.


                      Consolidating Statement of Operations
                          Year ended December 31, 1999
                             (Dollars in thousands)

                                                    Non-
                                 Guarantor       Guarantor      Company
                                Subsidiaries     Subsidiary     (Parent)     Eliminations     Consolidated
                               ___________________________________________________________________________
Business continuing at
  December 31, 1999
Revenues:
  Net sales                      $225,956        $ 18,397       $    109                         $244,462
  Other income (expense)            1,467            (373)         9,965       $ (8,566)            2,493
                               ___________________________________________________________________________
                                  227,423          18,024         10,074         (8,566)          246,955

Costs and expenses:
  Cost of sales                   179,862          15,594            639                          196,095
  Selling, general and
    administrative                 41,367             254          3,997                           45,618
  Interest                         11,477              62         11,287         (8,566)           14,260
  Provisions for losses on firm
    purchase commitments            8,439               -             -                             8,439
  Provisions for impairment on
    long-lived assets               3,913               -             -                             3,913
                               ___________________________________________________________________________
                                  245,058          15,910        15,923          (8,566)          268,325
                               ____________________________________________________________________________
Income (loss) before business
  disposed of and provisions
  (benefit) for income taxes      (17,635)          2,114        (5,849)              -           (21,370)

Business disposed of during 1999:
  Revenues                          7,461               -             -                             7,461
  Operating costs, expenses and
    interest                        9,419               -             -                             9,419
                               ___________________________________________________________________________
                                   (1,958)              -             -               -            (1,958)
Loss on disposal of business       (1,971)              -             -               -            (1,971)
                               ___________________________________________________________________________
                                   (3,929)              -             -               -            (3,929)
                               ___________________________________________________________________________
Income (loss) before equity
  in loss of subsidiaries and
  provision (benefit) for
  income taxes                    (21,564)          2,114        (5,849)              -           (25,299)


Equity in loss of subsidiaries        -                 -       (13,333)         13,333                 -
Provision (benefit) for
  income taxes                   (6,857)              740             -                            (6,117)
                               ____________________________________________________________________________
Net income (loss)              $(14,707)         $  1,374      $(19,182)       $ 13,333          $ (19,182)
                               ============================================================================

                              ClimaChem, Inc.

                      Consolidating Statement of Operations
                          Year ended December 31, 1998
                             (Dollars in thousands)


                                                   Non-
                                 Guarantor       Guarantor      Company
                                Subsidiaries     Subsidiary     (Parent)     Eliminations     Consolidated
                               ___________________________________________________________________________
Business continuing at
  December 31, 1998
Revenues:
  Net sales                      $241,546         $     -       $      -                         $241,546
  Other income (expense)              146               -         12,298       $(10,976)            1,468
                                 _________________________________________________________________________
                                  241,692               -         12,298        (10,976)          243,014

Costs and expenses:
  Cost of sales                   190,722               -              -                          190,722
  Selling, general and
    administrative                 37,489               -            616                           38,105
  Interest expense                 13,151               -         11,288        (10,976)           13,463
                                 _________________________________________________________________________
                                  241,362               -         11,904        (10,976)          242,290
                                 _________________________________________________________________________
Income before business
  disposed of and provisions
  for income taxes                   330                -            394              -               724

Business to be disposed of
  during 1999:
    Revenues                      14,184                -             -                            14,184
    Operating costs, expenses
      and interest                17,085                -             -                            17,085
                                 ________________________________________________________________________
                                  (2,901)               -             -                            (2,901)
                                 ________________________________________________________________________
Income (loss) before
  provision for income taxes      (2,571)               -           394                            (2,177)


Equity in loss of subsidiaries         -                -        (2,781)          2,781                  -
Provision for income taxes           210                -           182                                392
                                  ________________________________________________________________________
Net income (loss)               $ (2,781)          $    -      $ (2,569)        $ 2,781          $ (2,569)
                                  =========================================================================

                                    ClimaChem, Inc.


                 Condensed Consolidating Statement of Cash Flows
                          Year ended December 31, 1999
                             (Dollars in thousands)

                                                          Non-
                                         Guarantor     Guarantor     Company
                                       Subsidiaries    Subsidiary    (Parent)    Eliminations    Consolidated
                                      _______________________________________________________________________
Cash flows provided (used) by
  operating activities                  $  4,180        $  3,538     $ (6,037)                      $  1,681

Cash flows from investing activities:
  Capital expenditures                    (6,179)           (509)           -                         (6,688)
  Payments made for acquisition
    of limited partner interest
    in business                           (3,114)              -            -                         (3,114)
  Purchase of receivable and
    option to acquire business            (2,558)              -            -                         (2,558)
  Proceeds from sale of equipment          1,045               -            -                          1,045
  Proceeds from the sale of
    business disposed of                   9,981               -            -                          9,981
  Increase in other assets                  (467)           (315)         (88)                          (870)
                                      _______________________________________________________________________
Net cash used by investing activities:    (1,292)           (824)         (88)                        (2,204)

Cash flows from financing activities:
  Payments on long-term debt              (6,867)              -            -                         (6,867)
  Net change in revolving debt             8,269               -            -                          8,269
  Net change in due to/from LSB
    and affiliates                        (4,218)         (2,013)       7,275                          1,044
                                      _______________________________________________________________________
Net cash provided (used) by
  financing activities                    (2,816)         (2,013)       7,275                          2,446
                                      _______________________________________________________________________
Net increase in cash from all
  activities                                 72              701        1,150                          1,923

Cash at the beginning of period             744                2            4                            750
                                      _______________________________________________________________________
Cash at the end of period              $    816         $    703     $  1,154                       $  2,673
                                      =======================================================================

                                    ClimaChem, Inc.


                 Condensed Consolidating Statement of Cash Flows
                          Year ended December 31, 1998
                             (Dollars in thousands)

                                                            Non-
                                           Guarantor      Guarantor    Company
                                         Subsidiaries    Subsidiary    (Parent)    Eliminations    Consolidation
                                        ________________________________________________________________________
Cash flows provided (used) by
  operating activities                    $  3,298         $   (369)    $    933                     $  3,862

Cash flows from investing activities:
  Capital expenditures                      (7,418)               -            -                       (7,418)
  Proceeds from sale of equipment               65                -            -                           65
  Decrease (increase) in other assets        1,797           (1,991)        (878)                      (1,072)
                                         _____________________________________________________________________
Net cash used by investing activities       (5,556)          (1,991)        (878)                      (8,425)

Cash flows from financing activities:
  Payments on long-term debt                (4,690)               -            -                       (4,690)
  Long-term and other borrowing               (583)               -            -                         (583)
  Net change in revolving debt               6,348                -            -                        6,348
  Net change in due to/from LSB
    and affiliates                          (1,966)           2,317          759                        1,110
  Dividends paid to parent                       -                -         (406)                        (406)
                                         ____________________________________________________________________
Net cash provided (used) by
  financing activities                        (891)           2,317          353                        1,779
                                         ____________________________________________________________________
Net increase (decrease) in
  cash from all activities                  (3,149)             (43)         408                       (2,784)

Cash at the beginning of period              3,893               45         (404)                       3,534
                                         _____________________________________________________________________
Cash at the end of period                 $    744          $     2    $       4                     $    750
                                         =====================================================================


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

                              ClimaChem, Inc.

(C) This agreement, as amended, between a subsidiary of the Company and an institutional lender provides for a loan, the proceeds of which were used in the construction of a nitric acid plant, in the aggregate amount of $16.5 million requiring 84 equal monthly payments of principal plus interest, with interest at a fixed rate of 8.86% through maturity in 2002. This agreement is secured by the plant, equipment and machinery, and proprietary rights associated with the plant which has an approximate carrying value of $27.1 million at December 31, 1999.

     This agreement, as amended, contains covenants (i) requiring maintenance of an escalating tangible net worth, (ii) restricting distributions and dividends from a subsidiary of the Company to the Company to 50% of the subsidiary's annual net income, as defined, (iii) restricting a change of control of the Company and (iv) requiring maintenance of a debt to tangible net worth ratio. At December 31, 1999, the lender had waived compliance of certain financial covenants through September 30, 2000. In March 2000, the subsidiary of the Company obtained a waiver of these covenants through April 2001.

Maturities of long-term debt for each of the five years after December 31, 1999 are as follows: (in thousands) 2000-$29,644;
2001-$5,782; 2002-$374; 2003-$366; 2004-$195 and thereafter-
$105,827.

8. Income Taxes

The provision (benefit) for income taxes consists of:

                                         Year ended December 31,
                                         1999      1998      1997
                                      _____________________________
                                             (In Thousands)

   Current:
     Federal                         $     -      $ 35       $1,027
     State                                75         6          193
                                     ______________________________
                                          75        41        1,220

   Deferred:
     Federal                          (5,297)      299          178
     State                              (895)       52           31
                                     ______________________________
                                      (6,192)      351          209
                                     ______________________________
   Provision (benefit) for income
    taxes                            $(6,117)     $392       $1,429
                                     ==============================

The approximate tax effects of each type of temporary difference and carryforward that are used in computing deferred tax assets and liabilities and the valuation allowance related to deferred tax assets at December 31, 1999 and 1998 are as follows:

                                                         December 31,
                                                        1999      1998
                                                      __________________
                                                       (In Thousands)

Deferred tax liabilities
Accelerated depreciation used for tax purposes        $ 9,360    $10,174
Inventory basis difference resulting from a
  business combination                                  2,133      2,133
Other                                                      90         69
                                                      __________________
Total deferred tax liabilities                         11,583     12,376

Deferred tax assets
Accounts and accruals not deductible for tax purposes:
  Accrued liabilities                                   3,723        406
  Allowances for doubtful accounts and notes
    receivable                                          1,589      1,691
  Other                                                 1,792        433
Capitalization of certain costs as inventory
  for tax purposes                                      1,064      1,604
Net operating loss carryforward                         5,361          -
                                                      __________________
Total deferred tax assets                              13,529      4,134
  Valuation allowance                                   1,946          -
                                                      __________________
Total deferred tax assets                              11,583      4,134
                                                      __________________
Net deferred tax liabilities                          $     -    $ 8,242
                                                      ==================

                               ClimaChem, Inc.

The provision for income taxes differs from the amount computed by applying the federal statutory rate to "Income (loss) before provision for income taxes and extraordinary charge" due to the following:

                                            Year ended December 31,
                                           1999      1998      1997
                                         _____________________________
                                                 (In Thousands)

Provision (benefit) for income taxes
  at federal statutory rate              $(8,855)   $(762)      $814
State income taxes                          (820)      38        146
Amortization of excess of purchase
  price over net assets acquired             120      120        120
Foreign subsidiary loss                    1,375    1,016        270
Change in valuation allowance              1,946        -          -
Other                                        117      (20)        79
                                         ___________________________
Provision (benefit) for income taxes     $(6,117)   $  392    $1,429
                                         ===========================

At December 31, 1998, the Company had an income tax receivable of approximately $2.05 million, including $1.75 million associated with the extraordinary charge discussed in Note 7 - Long-term Debt. In 1999, the income tax receivable was reclassified to non-current deferred income taxes because the amount is expected to be realized through offset against future tax liabilities of the Company under its tax sharing agreement with LSB.

9. Stockholders' Equity

Stock Options

Certain employees of the Company, including members of management of LSB devoting time to the Company, participate in the incentive stock option plans of LSB (the "Stock Option Plans"). As a result thereof, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"

                              ClimaChem, Inc.

9. Stockholders' Equity (continued)

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

Pro forma information regarding net income is required by Statement 123, which also requires that the information be determined as if the Company has accounted for such employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated by LSB at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999 and 1998, respectively (none granted in 1997): risk-free interest rates of 6.04% and 5.75%; a dividend yield of .0% and .5%; a volatility factor of the expected market price of LSB's common stock of .48 and .57; and a weighted average expected life of the option of 6.9 and 8 years.

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

For purposes of pro forma disclosures, the estimated fair value of the qualified options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                        Year ended December 31,
                                       1999      1998      1997
                                    _______________________________
                                             (In Thousands)

     Pro forma net loss             $(26,007)   $(3,208)   $(2,381)

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect was not fully reflected until 1998.

Qualified Stock Option Plan

At December 31, 1999, there are 610,000 options outstanding under the Qualified Stock Option Plans related to employees of the
Company and members of LSB management devoting time to the Company. These options become exercisable 20% after one year from date of grant, 40% after two years, 70% after three years, 100% after four years and lapse at the end of ten years. The exercise price of options to be granted under this plan is equal to the fair market value of LSB's common stock at the date of grant.

On April 22, 1998, the Company terminated 85,000 qualified stock options (the "terminated options"), previously granted and replaced the terminated options with newly granted options (the "replacement options"). The replacement options were granted at the fair market value of the Company's stock on April 22, 1998, have a life and vesting schedule based on the terminated options.

Activity  in the Qualified Stock Option Plans related to  Company employees  and  members of LSB management devoting  time  to  the
Company  during  each  of the three years  in  the  period  ended
December 31, 1999 is as follows:
                                  1999                1998                 1997
                            _________________   __________________  __________________
                                     Weighted            Weighted             Weighted
                                      Average             Average             Average
                                      Exercise            Exercise            Exercise
                             Shares    Price     Shares    Price    Shares     Price
                            __________________________________________________________
Outstanding at
  beginning of year         462,550    $4.39    519,550    $4.39    549,050    $4.32
Granted                     579,500     1.29     85,000     4.19          -        -
Exercised                         -        -    (55,000)    1.13    (29,500)    3.01
Canceled, forfeited
  or expired                 (5,000)    1.25    (87,000)    6.15          -        -
                           ________             ________             ________
Outstanding at end
  of year                 1,037,500     2.68    462,550     4.39     519,550    4.39
                          =========             ========             ========

Exercisable at end
  of year                   313,000    $4.02    248,750    $4.43     170,450    $3.96
                          =========            ========              ========

Weighted average fair
  value of options
  granted during year                  $ .71               $2.22                 $  -

                                            ClimaChem, Inc.

Outstanding options to acquire 1,015,050 shares of stock at December 31, 1999 had exercise prices ranging from $1.25 to $4.88 per share (294,000 of which are exercisable at a weighted average price of $4.19 per share) and had a weighted average exercise price of $2.57 and remaining contractual life of 6.41 years. The balance of options outstanding at December 31, 1999 had exercise prices ranging from $5.36 to $9.00 per share (19,000 of which are exercisable at a weighted average price of $8.04 per share) and a weighted average exercise price of $7.68 and remaining contractual life of 2.64 years.

Non-qualified Stock Options Plans

Certain outside directors and certain key employees of the Company participate in LSB's Non-qualified Stock Option Plan. The exercise prices of the options are based on the market value of LSB's common stock at the date of grant. These options have vesting terms and lives specific to each grant but generally vest over 48 months and expire five or ten years from the grant date (except for the 1998 grants discussed below).

In 1999, the LSB Board of Directors granted 100,000 options to employees, 60,000 options to outside directors and 207,000 options to employee-directors of the Company at the price equiva-lent to LSB's stock price at the date of grant. The options vest over 48 months and have contractual lives of either five or ten years. In 1998, the LSB Board of Directors granted employees of the Company 175,000 stock options, at the price equivalent to LSB's stock price at the date of grant. Options to two key employees for 100,000 shares have a nine-year vesting schedule while the remaining 75,000 vest over 48 months. These options expire ten years from the date of grant. During 1998, the Company granted 52,500 options (none in 1997 or 1996), respectively, under LSB's Outside Director Plan. The granted options vested over six months and expire ten years from the date of grant. In 1997, the LSB Board of Directors granted employees of the Company 50,000 options that vest over 60 months and expire ten years from the date of grant.

                          ClimaChem, Inc.

Activity  in  the  Non-qualified Stock Option  Plans  related  to
Company employees and members of LSB management or directors devoting time to the Company during each of the three years in the period ended December 31, 1999 is as follows:


                                    1999              1998                1997
                              _________________  ________________  __________________
                                       Weighted          Weighted            Weighted
                                        Average          Average             Average
                                       Exercise          Exercise            Exercise
                              Shares    Price    Shares    Price    Shares    Price
                              _______________________________________________________
Outstanding at beginning
  of year                      343,750   $3.80    116,250   $3.03     66,250   $2.15
Granted                        367,000    1.30    227,500    4.19     50,000    4.19
Surrendered, forfeited,
  or expired                   (49,250)   2.88          -       -          -       -
                              ________            _______            _______
Outstanding at end
  of year                      661,500    2.55    343,750     3.80   116,250     3.03
                              ========           ========           ========
Exercisable at end
  of year                      100,000   $3.49    118,750    $3.05    49,750    $2.00
                              ========           ========           ========
Weighted average fair
  value of options
  granted during year                    $ .69               $2.61              $2.00


Outstanding  options  to  acquire  392,000  shares  of  stock  at
December 31, 1999 had exercise prices ranging from $1.25 to $1.375 per share all of which are exercisable at a weighted average exercise price of $1.31 and have a remaining contractual life of 7.08 years. The balance of options outstanding at December 31, 1999 had exercise prices ranging from $4.13 to $4.25 per share (none of which are exercisable) and a weighted average exercise price of $4.19 and remaining contractual life of 8.23 years.

10. Commitments and Contingencies

Operating Leases

The Company leases certain property, plant and equipment under operating lease agreements from related parties (Note 3) and others. The Company also leases certain precious metals under

                               ClimaChem, Inc.

operating lease agreements from an unrelated third party. Future annual minimum payments on operating leases with initial or remaining terms of one year or more at December 31, 1999 are as follows:

                                       Related
                                       Parties          Others
                                       _______________________
                                            (In Thousands)

          2000                         $1,790         $ 9,965
          2001                          1,177           9,713
          2002                          1,177           9,405
          2003                          1,141           8,783
          2004                            666          13,964
          After 2004                    3,888          39,825
                                       ______        ________
                                       $9,839        $ 91,655
                                       ======        ========

Rent expense under all operating lease agreements, including month-to-month leases, was $9,880,000 in 1999, $3,903,000 in
1998 and $4,104,000 in 1997. Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts.

Nitric Acid Project

The Company's wholly owned subsidiary, EDNC, operates a nitric acid plant (the "Baytown Plant") at Bayer's Baytown, Texas chemical facility in accordance with a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC converts ammonia supplied by Bayer in nitric acid based on a cost plus arrangement. Under the terms of the Bayer Agreement, EDNC is leasing the Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years. The schedule of future minimum payments on operating leases above includes $7,664,000 in 2000, $7,665,000 in 2001, $7,665,000 in
2002,  $7,666,000 in 2003, $13,001,000 in 2004,  and  $35,707,000
after 2004 related to lease payments on the EDNC Baytown Plant. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal.

Purchase Commitments

As of December 31, 1999, the Chemical Business has a long-term commitment to purchase anhydrous ammonia. The commitment requires the Company to take or pay for a minimum volume of 2,000 tons of anhydrous ammonia during each month of fiscal 2000 and 3,000 tons per month in 2001 and 2002. The Company's purchase price of anhydrous ammonia under this contract can be higher or lower than the current market spot price of anhydrous ammonia. The Company has also committed to purchase 50% of its remaining quantities of anhydrous ammonia through 2002 from this third party at prices which approximate market. See Note 12 - Inventory Write-down and Loss on Firm Purchase Commitment. During 1999, the Chemical
Business   terminated  two  other  anhydrous   ammonia   purchase
contracts at no cost which otherwise were not scheduled to end until June 2000 and December 2000 by their terms. Purchases of anhydrous ammonia under these three contracts aggregated $21.9 million in 1999 ($31.9 million and $40.1 million in 1998 and 1997, respectively). The Company also enters into agreements with suppliers of raw material which require the Company to provide finished goods in exchange therefore. The Company did not have a significant commitment to provide finished goods with its suppliers under the exchange agreements at December 31, 1999. At December 31, 1999 the Company has a standby letter of credit outstanding related to its Chemical Business of $3.5 million.

A subsidiary of the Company leases certain precious metals for use in the subsidiary's manufacturing process. The agreement at December 31, 1999 requires rentals generally based on 25.25% of the leased metals' market values, except for platinum, from December 2, 1999 through December 1, 2000, contract expiration. The agreement also requires rentals of $440 per ounce for the usage of platinum.

In July 1995, the Company entered into a product supply agreement with a third party whereby the Company is required to make minimum monthly facility fee and other payments which aggregate $71,965. In return for this payment, the Company is entitled to certain quantities of compressed oxygen produced by the third party. Except in circumstances as defined by the agreement, the monthly payment is payable regardless of the quantity of compressed oxygen used by the Company. The term of this agreement, which has been included in the above minimum operating lease commitments, is for a term of 15 years; however, after the agreement has been in effect for 60 months, the Company can terminate the agreement without cause at a cost of approximately $4.5 million. Based on the Company's estimate of compressed

                            ClimaChem, Inc.

oxygen demands of the plant, the cost of the oxygen under this agreement is expected to be favorable compared to floating market prices. Purchases under this agreement aggregated $912,000, $938,000 and $938,000 in 1999, 1998 and 1997, respectively.

Legal Matters

Following  is  a summary of certain legal actions  involving  the
Company:

A. On February 12, 1996, the Chemical Business entered into a Consent Administrative Agreement ("Administrative Agreement") with the state of Arkansas to resolve certain compliance issues associated with nitric acid concentrators which was amended in January 1997. Pursuant to the Administrative Agreement, as amended, the Chemical Business installed
     additional pollution control equipment.   The Chemical
     Business believes that the El Dorado Plant has made progress in controlling certain off-site emissions; however, such off-site emissions have occurred and may continue from time to time, which could result in the assessment of additional penalties against the Chemical Business.

     During May 1997, approximately 2,300 gallons of caustic material spilled when a valve in a storage vessel failed, which was released to a stormwater drain, and according to ADPC&E records, resulted in a minor fish kill in a drainage ditch near the El Dorado Plant. In 1998, the Chemical Business entered into a Consent Administrative Order ("1998 CAO") to resolve the event. The 1998 CAO includes a civil penalty in the amount of $183,700 which includes $125,000 to be paid over five years in the form of environmental improvements at the El Dorado Plant. The remaining $58,700 was paid in 1998. The 1998 CAO also requires the Chemical Business to undertake a facility-wide wastewater evaluation and pollutant source control program and wastewater minimization program. The program requires that the subsidiary complete rainwater drain-off studies including engineering design plans for additional water treatment components to be submitted to the State of Arkansas by August 2000. The construction of the additional water treatment components is required to be completed by August 2001 and the El Dorado plant has been mandated to be in compliance with the final effluent limits on or before February 2002. The aforementioned compliance deadlines, however, are not scheduled to commence until after the State of Arkansas has issued a renewal permit establishing new,

                             ClimaChem, Inc.

10. Commitments and Contingencies (continued)

     more restrictive effluent limits. Alternative methods for meeting these requirements are continuing to be examined by the Chemical Business. The Company believes, although there can be no assurance, that any such new effluent limits would not have a material adverse effect on the Company. The Wastewater Consent Order provides that the State of Arkansas will make every effort to issue the renewal permit by December 1, 1999. The State of Arkansas has delayed issuance of the permit. Because the Wastewater Consent Order provides that the compliance deadlines may be extended for circumstances beyond the reasonable control of the Company, and because the State of Arkansas has not yet issued the renewal permit, the Company does not believe that failure to meet the aforementioned compliance deadlines will present a material adverse impact. The State of Arkansas has been advised that the Company is seeking financing from Arkansas authorities for the projects required to comply with the Wastewater Consent Order and the Company has requested that the permit be further delayed until financing arrange-ments can be made, which requests have been met to date.
     The wastewater program is currently expected to require future capital expenditures of approximately $10.0 million. Negotiations for securing financing are currently underway.
     The Company believes, although there can be no assurance, that the renewal permit will continue to be delayed, and that financing can be secured under terms that will not have a material adverse effect on the Company. Construction of the wastewater treatment project is subject to the Company obtaining financing to fund this project. There are no assurances that the Company will be able to obtain the required financing. Failure to construct the wastewater treatment facility could have a material adverse effect on the Company.

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

                             ClimaChem, Inc.

10. Commitments and Contingencies (continued)

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

11. Fair Value of Financial Instruments

The following discussion of fair values is not indicative of the overall fair value of the Company's balance sheet since the provisions of the SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," do not apply to all assets, including intangibles.

                              ClimaChem, Inc.

Fair values for fixed rate borrowings, other than the Notes, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. The fair value of the Notes was determined based on a quotation for such securities. As of December 31, 1999 and 1998, carrying values of variable rate debt which aggregated $25.2 million and $17.4 million, respectively, approximated estimated fair value. As of December 31, 1999 and 1998, carrying values of fixed rate debt which aggregated $117.0 million and $120.5 million, respectively, had estimated fair values of approximately $38.4 million and $120.8 million, respectively.

At December 31, 1999 and 1998, the carrying value of the intercompany loans of $15.4 million and $13.4 million, respectively, exceeded the estimated fair value of such loans (assuming full realization) by approximately $1.7 million and $.7 million, respectively.

As of December 31, 1999, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their estimated fair value.

12. Inventory Write-down and Loss on Firm Purchase Commitment

During 1999, the Chemical Business had a firm uncancelable commitment to purchase anhydrous ammonia pursuant to the terms of a supply contract (Note 10 - Commitments and Contingencies, Purchase Commitments). At June 30, 1999, the date the Company recognized the provision for loss under the supply agreement and wrote down the inventory, the purchase price the Chemical Business was required to pay for anhydrous ammonia under the contract, which was for a significant percentage of the Chemical
Business'  anhydrous  ammonia  requirements,  exceeded  and   was
expected to continue to exceed the spot market prices throughout the purchase period. Additionally, the market for nitrate based products at that time was saturated with an excess supply of products caused, in part, by the import of Russian ammonium nitrate and significantly depressed selling prices for the Company's products. Due to the decline in sales prices and the cost to produce the nitrate products, including the cost of the anhydrous ammonium to be purchased under the contract, the costs of the Company's nitrate based products exceeded the anticipated future sales prices. As a result, provisions for losses on the firm

                            ClimaChem, Inc.

12.  Inventory  Write-down and Loss on Firm  Purchase  Commitment
(continued)

purchase commitment aggregating $8.4 million were recorded ($7.5 million in the second quarter of 1999 and $.9 million in the third quarter of 1999). At June 30, 1999, the Company's Chemical Business wrote down the carrying value of certain nitrate-based inventories by approximately $1.6 million. At December 31, 1999, the accompanying balance sheet includes remaining accrued losses under the firm purchase commitment of $7.4 million ($1.8 million of which is classified as current in accrued liabilities). Substantially all of the inventory written down was sold during 1999. Due to the pricing mechanism in the contract, it is reasonably possible that this loss provision estimate may change in the near term.

13. Segment Information

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

The Company evaluates performance and allocates resources based on operating profit or loss. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Description of Each Reportable Segment

     Chemical

     This segment manufactures and sells fertilizer grade ammonium nitrate for the agriculture industry, explosive grade ammonium nitrate for the mining industry and concentrated, blended and mixed nitric acid for industrial applications. Production from the Company's primary manufacturing facility in El Dorado, Arkansas, for the year ended December 31, 1999 comprises approximately 72% of the chemical segment's sales. Sales to customers of this segment primarily include farmers in Texas and Arkansas, coal mining companies in Kentucky, Missouri and West Virginia, and industrial users of acids in the South and East regions of the United States.

                              ClimaChem, Inc.

13. Segment Information (continued)

     The Chemical Business is subject to various federal, state and local environmental regulations. Although the Company has designed policies and procedures to help reduce or minimize the likelihood of significant chemical accidents and/or environmental contamination, there can be no assurances that the Company will not sustain a significant future operating loss related thereto.

     In   1999,   the  Chemical  Business  sold  its   Australian
     subsidiary   and   incurred  a  loss  upon  disposition   of
     $2.0 million. (See Note 4 - Business Disposed Of.)

     Further, the Company purchases substantial quantities of anhydrous ammonia for use in manufacturing its products. The pricing volatility of such raw material directly affects the operating profitability of the Chemical segment. (See Note 12 - Inventory Write-down and Loss on Firm Purchase Commitment.)

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

Credit, which is generally unsecured, is extended to customers based on an evaluation of the customers' financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding accounts receivable, particularly those accounts which are past due. The Company's periodic assessment of accounts and credit loss provisions are based on the Company's best estimate of amounts which are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer bases, and their dispersion across many different industries and geographic areas. As of December 31, 1999 and 1998, the Company's accounts and notes receivable are shown net of allowance for doubtful accounts of $4,085,000 and $4,346,000, respectively.

                            ClimaChem, Inc.

Information about the Company's operations in different industry segments is detailed below.

                                       Year ended December 31,
                                      1999       1998        1997
                                     ___________________________
                                           (In Thousands)
Net sales:
  Businesses continuing:
    Chemical                        $127,407    $125,761    $130,466
    Climate Control                  117,055     115,785     105,899
                                    ________________________________
                                     244,462     241,546     236,365
Business disposed of - Chemical        7,461      14,184      26,482
                                    ________________________________
                                    $251,923    $255,730    $262,847
                                    ================================
Gross profit (loss):
  Businesses continuing:
    Chemical                        $ 13,458    $ 18,590     $16,710
    Climate Control                   34,909      32,234      29,719
                                    ________________________________
                                      48,367      50,824      46,429
Business disposed of - Chemical         (118)       (242)      2,649
                                    ________________________________
                                    $ 48,249    $ 50,582      49,078
                                    =================================

Operating profit (loss):
  Businesses continuing:
    Chemical                        $ (1,353)   $  5,877    $ 4,874
    Climate Control                    8,628       9,723      8,481
                                     ________________________________
                                       7,275      15,600     13,355
Business disposed of - Chemical       (1,632)     (2,467)       (52)
                                     ________________________________
                                       5,643      13,133     13,303

Unallocated fees from Services
  Agreement and general corporate     (4,526)     (2,881)    (2,109)
  expenses, net
Interest income                        1,512       1,445        419
Other income, net                        981          23        474
Interest expense:
  Business disposed of                  (326)       (434)      (720)
  Businesses continuing              (14,260)    (13,463)    (9,041)
Loss on businesses disposed of        (1,971)          -          -
Provision for loss on firm purchase
  commitments - Chemical              (8,439)          -          -
Provision for impairment on long-
  lived assets                        (3,913)          -          -
                                     ______________________________
Income (loss) before provision
  (benefit) for income taxes and
  extraordinary charge              $(25,299)    $(2,177)   $ 2,326
                                    ===============================

                              ClimaChem, Inc.

              Notes to Consolidated Financial Statements

13. Segment Information (continued)

                                                      Year ended December 31,
                                                     1999      1998      1997
                                                    _________________________
                                                      (In Thousands)
Depreciation of property, plant and equipment:
  Businesses continuing:
    Chemical                                        $ 7,283   $7,019   $ 6,348
    Climate Control                                   1,547    1,553     1,438
  Business disposed of - Chemical                         -      973       344
                                                     _________________________
Total depreciation of property, plant and equipment $ 8,830   $9,545    $8,130
                                                     =========================

Additions to property, plant and equipment:
  Businesses continuing:
    Chemical                                        $ 3,670    $5,221   $9,389
    Climate Control                                   3,489     2,720    1,076
                                                    ___________________________
Total additions to property, plant and equipment    $ 7,159    $7,941  $10,465
                                                    ===========================

Total assets:
  Businesses continuing:
    Chemical                                       $102,185  $116,655  $117,257
    Climate Control                                  61,781    40,498    42,497
    Corporate assets                                 20,112    22,653    21,222
  Business disposed of - Chemical                         -    16,797    19,899
                                                   ______________________________
Total assets                                       $184,078  $196,603  $200,875
                                                   ==============================

Revenues by industry segment include revenues from unaffiliated customers, as reported in the consolidated financial statements. Intersegment revenues, which are accounted for at transfer prices ranging from the cost of producing or acquiring the product or service to normal prices to unaffiliated customers, are not significant.

Gross profit by industry segment represents net sales less cost of sales. Operating profit by industry segment represents gross profit less selling, general and administrative expenses. In computing operating profit, none of the following items have been added or deducted: general corporate expenses, income taxes, interest expense, provision for loss on firm purchase commitments, provision for impairment on long-lived assets or extraordinary charges.

                            ClimaChem, Inc.

Total  assets by industry segment are those assets  used  in  the
operations   of  each  industry.  Corporate  assets   are   those
principally owned by the parent company not involved in the two identified industries.

Information about the Company's domestic and foreign operations for each of the three years in the period ended December 31, 1999 is detailed below:

         Geographic Region                1999      1998      1997
____________________________________________________________________________
                                                (In Thousands)

Sales:
Businesses continuing:
  Domestic                               $241,198  $239,257  $235,303
  Foreign                                   3,264     2,289     1,062
                                          ___________________________
                                          244,462   241,546   236,365
Foreign business disposed of - Chemical     7,461    14,184    26,482
                                         ____________________________
                                         $251,923  $255,730  $262,847
                                         ============================

Income (loss) before provision for
  income taxes and extraordinary
  charge:
    Businesses continuing:
      Domestic                           $(21,086) $   964   $ 3,475
      Foreign                                (284)    (240)     (377)
                                         ____________________________
                                          (21,370)     724     3,098
Foreign business disposed of - Chemical    (1,958)  (2,901)     (772)
Loss on disposal of foreign business
   - Chemical                              (1,971)       -         -
                                         ____________________________
                                         $(25,299)  $(2,177)  $ 2,326
                                         ============================
Long-lived assets:
  Domestic                                $75,667   $77,724    $78,283
  Foreign - Business disposed of                -     4,665      6,046
                                         _____________________________
                                          $75,667   $82,389    $84,329
                                         =============================


                            ClimaChem, Inc.

13. Segment Information (continued)

Revenues by geographic region include revenues from unaffiliated customers, as reported in the consolidated financial statements. Revenues earned from sales or transfers between affiliates in different geographic regions are shown as revenues of the transferring region and are eliminated in consolidation.

Revenues from unaffiliated customers include foreign export sales as follows:

                                             December 31,
         Geographic Region            1999      1998      1997
_________________________________________________________________
                                            (In Thousands)
Canada                                  $ 5,954   $ 7,051   $ 4,634
Middle East                               4,431     5,055     5,956
Mexico and Central and South America      1,144       493     1,415
Other                                     4,240     5,077     1,038
                                        _____________________________
                                        $15,769   $17,676    $13,043
                                        =============================

                                 ClimaChem, Inc.

                          Supplementary Financial Data

                      Quarterly Financial Data (Unaudited)

                    (In Thousands, Except Per Share Amounts)



                                          Three months ended
                             March 31   June 30  September 30  December 31
                             ______________________________________________
1999
Total Revenue               $ 60,1990   $ 72,003   $ 61,037      $ 61,186
                            =============================================
Gross profit on net sales   $ 13,019    $ 13,616   $ 11,920      $  9,694
                            =============================================
Net loss                    $ (1,151)   $ (7,441)  $ (2,753)     $ (7,837)
                            =============================================
1998
Total revenues              $ 63,782    $ 74,308   $ 65,734      $ 53,374
                            =============================================
Gross profit on net sales   $ 12,949    $ 16,743   $ 12,672      $  8,218
                            =============================================
Net income (loss)           $    (46)   $  1,613   $   (755)     $ (3,381)
                            =============================================

In the second quarter of 1999, the Company incurred a loss of $2.0 million on the disposal of its Australian subsidiary - TES.

The Company recorded provisions for losses on firm purchase commitments of $7.5 million and $.9 million in the second quarter and third quarter of 1999, respectively, and recorded a provision for impairment on long-lived assets of $3.9 million in the fourth quarter of 1999.

Total revenues, as reported above, includes interest income of $340,000, $387,000, $387,000 and $398,000 and $354,000, $408,000,
$344,000  and  $339,000 for the quarter ended March 31, June 30,
September 30 and December 31, 1999 and 1998, respectively.

In the fourth quarter of 1998, the Company's Climate Control group recorded an adjustment to inventory which reduced gross profit by $1.5 million and the Company's Chemical group recorded a pro-vision for loss of approximately $.8 million for a note receivable which increased the Company's net loss.

                                 ClimaChem, Inc.

                 Schedule II - Valuation and Qualifying Accounts

                  Years ended December 31, 1999, 1998 and 1997

                             (Dollars in Thousands)

                                               Additions   Deductions
                                               __________  ___________
                                   Balance at  Charged to  Write-offs/  Balance
                                   Beginning   Costs and     Costs        at End
  Description                       of Year     Expenses    Incurred    of Year
_________________________________________________________________________________
Accounts receivable-allowance
for doubtful accounts (1):
   1999                             $ 1,802     $  828      $1,089       $1,541
                                    =============================================

   1998                             $ 1,478     $  971      $  647       $1,802
                                    =============================================
   1997                             $ 1,296     $  521      $  339       $1,478
                                    =============================================

Notes receivable-allowance for
  doubtful accounts (1):
   1999                             $ 2,544     $    -      $    -       $2,544
                                    =============================================
   1998                             $ 1,690     $  854      $    -       $2,544
                                    =============================================
   1997                             $ 1,515     $  175      $    -       $1,690
                                    =============================================

Accrual for plant turnaround:
   1999                             $ 1,104     $1,420      $1,226       $1,298
                                    =============================================
   1998                             $ 1,263     $2,264      $2,423       $1,104
                                    =============================================
   1997                             $   382     $2,647      $1,766       $1,263
                                    =============================================

(1) Deducted in the balance sheet from the related assets to which the reserve applies.

(a)(3)   Exhibits


2.1. Stock Purchase Agreement and Stock Pledge Agreement between
     Dr. Hauri AG, a Swiss Corporation, and LSB Chemical Corp., which the Company hereby incorporates by reference from Exhibit 2.2 to the LSB's Form 10-K for fiscal year ended December 31, 1994.

2.2 Stock Option Agreement dated as of May 4, 1995, optionee, LSB Holdings, Inc., an Oklahoma corporation, an option to purchase, which the Company hereby incorporates by reference from Exhibit 2.1 to LSB's Form 10-K for fiscal year ended December 31, 1995.

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

4.11. Sixth Amendment, dated May 10, 1999, to Amended and Restated
      Loan and Security Agreement between BankAmerica Business Credit, Inc., and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company and Slurry Explosive Corporation, which the Company hereby incorporates by reference from Exhibit 4.1 to the Company's Form 10-Q for the fiscal quarter ended June 30, 1999.

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

10.5. Severance Agreement, dated January 17, 1989, between LSB
     Industries, Inc. and Jack E. Golsen, which the Company hereby incorporates by reference from Exhibit 10.48 to LSB Industries, Inc.'s Form 10-K for fiscal year ended December 31, 1988. LSB Industries, Inc. also entered into identical agreements with Tony M. Shelby, David R. Goss, Barry H. Golsen, David M. Shear, and Jim D. Jones, and the Company will provide copies thereof to the Commission upon request.

10.6. Employment Agreement and Amendment to Severance Agreement, dated January 12, 1989 between LSB Industries, Inc. and Jack E. Golsen, dated March 21, 1996, which the Company hereby incorporates by reference from Exhibit 10.15 to LSB Industries, Inc.'s
      Form 10-K for fiscal year ended December 31, 1995.

10.7. Letter Amendment, dated May 14, 1997, to Loan and Security Agreement between DSN Corporation and The CIT Group/Equipment Financing, Inc., is incorporated by reference from Exhibit 10.1 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended March 31, 1997.

10.8. Amendment to Loan and Security Agreement, dated November 21, 1997, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit
      10.19 to the Company's Registration Statement, No. 333-44905.

10.9. Guaranty Agreement, dated November 21, 1997, executed by ClimaChem, Inc. in favor of The CIT Group/Equipment Financing, Inc., which which the Company hereby incorporates by reference from Exhibit 10.20 to the Company's Registration Statement, No. 333-44905.

10.10. Promissory Note, dated July 14, 1989, from Climate Master, Inc. to Oklahoma County Finance Authority, which the Company hereby incorporates by reference from Exhibit 10.21 to the Company's Registration Statement, No. 333-44905.

10.11. Extension of Maturity on Promissory Note, dated February 7, 1997, relating to the Promissory Note, dated July 14, 1989, from Climate Master, Inc., to Oklahoma County Finance Authority, which the Company hereby incorporates by reference from Exhibit 10.22 to the Company's Registration Statement, No. 333-44905.

10.12. Mortgage of Tenant's Interest in Lease, dated July 1, 1989, executed by Climate Master, Inc. in favor of the Oklahoma County Finance Authority, which the Company hereby incorporates by reference from Exhibit 10.23 to the Company's Registration Statement, No. 333-44905.

10.13. Project Loan Agreement, dated July 1, 1989, between Climate Master, Inc., and the Oklahoma County Finance Authority, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company's Registration Statement, No. 333-44905.

10.14. Promissory Note, dated June 2, 1997, executed by International Environmental Corporation in favor of ORIX Credit Alliance, Inc., which the Company hereby incorporates by reference from Exhibit 10.30 to the Company's Registration Statement, No. 333-44905.

10.15. Security Agreement-Mortgage on Goods and Chattels, dated April 18, 1997, executed by International Environmental Corporation in favor of ORIX Credit Alliance, Inc., which the Company hereby incorporates by reference from Exhibit 10.31 to the Company's Registration Statement, No. 333-44905.

10.16. Lease Agreement, dated March 7, 1988, between Northwest Financial Corporation and International Environmental Corporation, which the Company hereby incorporates by reference from Exhibit 10.32 to the Company's Registration Statement, No. 333-44905.

10.17. First Amendment, dated August 17, 1995, to Lease Agreement dated March 7, 1988, between Prime Financial Corporation and International Environmental Corporation, which the Company hereby incorporates by reference from Exhibit 10.33 to the Company's Registration Statement, No. 333-44905.

10.18. Assignment, dated August 17, 1995, between Northwest
       Financial Corporation and Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 10.34 to the Company's Registration Statement, No. 333-44905.

10.19. Loan and Security Agreement, dated March 14, 1995, between International Environmental Corporation and MetLife Capital Corporation, which the Company hereby incorporates by reference from
       Exhibit 10.35 to the Company's Registration Statement, No. 333-44905.

10.20. Lease Agreement, dated April 3, 1996, between Amplicon
       Financial and International Environmental Corporation, which the Company hereby incorporates by reference from Exhibit 10.36 to the Company's Registration Statement, No. 333-44905.

10.21. Equipment Purchase and Security Agreement, dated February 1, 1994, between U.S. Amada Ltd. and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.37 to the Company's Registration Statement, No. 333-44905. Climate Master has entered into three other Equipment Purchase and Security Agreements which are substantially identical in all material respects except the principal amount is $380,000, $88,000, and $330,000, respectively. Copies of each of the foregoing will be provided to the Commission upon request.

10.22. Loan and Security Agreement (DSN Plant), dated October 31, 1994, between DSN Corporation and The CIT Group, which the Company hereby incorporates by reference from Exhibit 10.1 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended September 30, 1994.

10.23. Loan and Security Agreement (Mixed Acid Plant), dated April 5, 1995, between DSN Corporation and The CIT Group, which the Company hereby incorporates by reference from Exhibit 10.25 to LSB Industries, Inc.'s Form 10-K for the fiscal year ended December 31, 1994.

10.24. First Amendment to Loan and Security Agreement (DSN Plant), dated June 1, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.13 to the Company's Registration Statement, No. 333-44905.

10.25. First Amendment to Loan and Security Agreement (Mixed Acid Plant), dated November 15, 1995, between DSN Corporation and The CIT Group/ Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.15 to the Company's Registration Statement, No. 333-44905.

10.26. Loan and Security Agreement (Rail Tank Cars), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.16 to the Company's Registration Statement, No. 333-44905.

10.27. First Amendment to Loan and Security Agreement (Rail Tank Cars), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.17 to the Company's Registration Statement, No. 333-44905.

10.28. Letter Amendment, dated May 14, 1997, to Loan and
       Security Agreement between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.1 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended March 31, 1997.

10.29. Amendment to Loan and Security Agreement, dated
       November 21, 1997, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.19 to the Company's Registration Statement, No. 333-44905.

10.30. Baytown Nitric Acid Project and Supply Agreement, dated
       June 27, 1997, by and among El Dorado Nitrogen Company, El Dorado Chemical Company and Bayer Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.31. First Amendment to Baytown Nitric Acid Supply Agreement, dated February 1, 1999, between El Dorado Nitrogen Company and Bayer Corporation, which the Company hereby incorporates by reference from Exhibit 10.30 to LSB Industries, Inc.'s Form 10-K for the fiscal year ended December 31, 1998. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #7927, DATED JUNE 9, 1999, GRANTING A REQUEST FOR CONFI-DENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.32. Service Agreement, dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company, which the Company hereby incor-porates by reference from Exhibit 10.3 to LSB Industries, Inc.'s
       Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.33. Ground Lease, dated June 27, 1997, between Bayer Corporation and
       El Dorado Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 10.4 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION
       WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF
       COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.34. Participation Agreement, dated as of June 27, 1997, among El Dorado Nitrogen Company, Boatmen's Trust Company of Texas as Owner Trustee, Security Pacific Leasing corporation, as Owner Participant and a Construction Lender, Wilmington Trust Company, Bayerische Landesbank, New York Branch, as a Construction Lender and the Note Purchaser, and Bank of America National Trust and Savings Association, as Construction Loan Agent, which the Company hereby incorporates by reference from Exhibit 10.5 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.35. Lease Agreement, dated as of June 27, 1997, between Boatmen's
       Trust Company of Texas as Owner Trustee and El Dorado Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 10.6 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997.

10.36. Security Agreement and Collateral Assignment of Construction Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 10.7 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997.

10.37. Security Agreement and Collateral Assignment of Facility Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company and consented to by Bayer Corporation, which the Company hereby incorporates by reference from Exhibit 10.8 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997.

10.38. Amendment to Loan and Security Agreement, dated March 16, 1998, between The CIT Group/Equipment Financing, Inc., and DSN Corporation, which the Company hereby incorporates by reference from Exhibit
       10.54 to the Company's Registration Statement, No. 333-44905.

10.39. Sales Contract, dated December 7, 1998, between Solutia, Inc. and
       El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.39 to LSB Industries, Inc.'s Form
       10-K for the fiscal year ended December 31, 1998. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE
       SUBJECT OF COMMISSION ORDER CF #7927, DATED JUNE 9, 1999, GRANTING
       A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.40. Agreement, dated March 23, 1999, among El Dorado
       Chemical Company, El Dorado Nitrogen Company, Bayer Corporation, ICF Kaiser Engineers, Inc., ICF Kaiser International, Inc., and Acstar Insurance Company, which the Company hereby incorporates by reference from Exhibit 10.41 to LSB Industries, Inc.'s Form 10-K for the fiscal year ended December 31, 1998.

 10.41. Union Contract, dated as of August 1, 1998, between EDC and the International Association of Machinists and Aerospace Workers, which the Company hereby incorporates by reference from Exhibit 10.42 to LSB Industries, Inc.'s Form 10-K for the year ended December 31, 1998.

 10.42. Stock Purchase Agreement, dated February 9, 1999, by and between LSB Holdings, Inc. and ClimaChem, Inc., which the Company hereby incorporates by reference from Exhibit to the Company's Form 10-K for the fiscal year ended December 31, 1998.

 10.43. Covenant Waiver Letter, dated April 10, 2000, between The CIT Group and DSN Corporation, which the Company hereby incorporates by reference from Exhibit 10.46 to LSB Industries, Inc.'s
         Form 10-K for the fiscal year ended December 31, 1999.

 10.44. Rail Car Service Agreement, dated July 29, 1999, between Prime Financial Corporation and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1999.

 10.45.  Seventh Amendment to Amended and Restated Loan and Security
         Agreement, dated January 1, 2000, by and between Bank of America, N.A. and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company, and Slurry Explosive Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 8-K dated December 30, 1999.

 10.46 Amendment to Anhydrous Ammonia Sales Agreement, dated January 4, 2000, to be effective October 1, 1999, between Koch Nitrogen Company and El Dorado Chemical Company. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

 10.47 Anhydrous Ammonia Sales Agreement, dated January 12, 2000, to be effective October 1, 1999, between Koch Nitrogen Company and
          El Dorado Chemical Company. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

 10.48   Eighth Amendment to Amended and Restated Loan and Security
         Agreement, dated March 1, 2000, by and between Bank of America, N.A. and Climate Master, Inc., International Environmental Corporation,
         El Dorado Chemical Company, and Slurry Explosive Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 8-K dated March 1, 2000.

 10.49 Loan Agreement dated December 23, 1999 between Climate Craft, Inc. and the City of Oklahoma City which the Company hereby incorporates by reference from Exhibit 10.49 to LSB's Form 10-K for fiscal year ended December 31, 1999.

 21.1.   Subsidiaries of the Company

 23.1.   Consent of Independent Auditors

 27.1.   Financial Data Schedule

          (b) REPORTS ON FORM 8-K. The Company filed the following report on Form 8-K during the fourth quarter of 1999.

            (i) Form 8-K, dated December 30, 1999 (date of event: December 30, 1999). The item reported was Item 5, "Other Events", discussing the payment of interest on the Company's subsidiary, ClimaChem's $105 million of outstanding 10 3/4% Senior Notes due 2007 and related failure to meet certain adjusted tangible net worth and debt ratio requirements under the Company's revolving credit facility.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf of this 14th day of April, 2000.

                     CLIMACHEM, INC.


                     By: /s/ Jack E. Golsen
                       ____________________________
                       Jack E. Golsen
                       Chairman of the Board and
                       President
                       (Principal Executive Officer)

                     By: /s/ Tony M. Shelby
                       ______________________________
                       Tony M. Shelby
                       Senior Vice President of Finance
                       (Principal Financial Officer)

                     By: /s/ Jim D. Jones
                        ______________________________
                       Jim D. Jones
                       Vice President, Treasurer
                       (Principal Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.


Dated:  April 14, 2000    By: /s/ Jack E. Golsen
                          _________________________
                          Jack E. Golsen, Director


Dated:  April 14, 2000    By: /s/ Tony M. Shelby
                          _________________________
                          Tony M. Shelby, Director


Dated:  April 14, 2000    By: /s/ David R. Goss
                          _________________________
                          David R. Goss, Director


Dated:  April 14, 2000    By: /s/ Barry H. Golsen
                          ___________________________
                          Barry H. Golsen, Director

Dated:  April 14, 2000    By: /s/ Robert C. Brown
                          ___________________________
                          Robert C. Brown, Director


Dated:  April 14, 2000    By:  /s/ Bernard G. Ille
                          ___________________________
                          Bernard G. Ille, Director

Dated:  April 14, 2000    By: /s/ Jerome D. Shaffer
                          _____________________________
                          Jerome D. Shaffer, Director


Dated: April 14, 2000     By: /s/ Raymond B. Ackerman
                          _____________________________
                          Raymond B. Ackerman, Director


Dated:  April 14, 2000    By: /s/ Horace Rhodes
                          _____________________________
                          Horace Rhodes, Director