Form 10-K/A
period 1999-12-31
CLIMACHEM INC
filed 2000-05-01
CIK 1053518

16

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                         AMENDMENT NO. 1
                               to
                           FORM 10-K/A

(Mark One)

/X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended December 31, 1999

                               or

/ /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE
          SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

          For the transition period _________to__________

                    Commission file number ___________

                        CLIMACHEM, INC.
     (Exact name of Registrant as specified in its Charter)

                 Oklahoma                              73-1528549
          (State of Incorporation)                  (I.R.S. Employer
                                                   identification No.)
          16 South Pennsylvania Avenue
            Oklahoma City, Oklahoma                        73107
      (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code

                         (405) 235-4546

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past
90 days.  YES   X    NO _____.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________.

     All outstanding shares of Common Stock of the registrant are held directly or indirectly by the registrant=s parent company, LSB Industries, Inc.



                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this Amendment No. 1 to the report on its behalf of this 28th day of April, 2000.

                              CLIMACHEM, INC.


                              By:
                                  /s/ Jack E. Golsen
                                 Jack E. Golsen
                                 Chairman of the Board and
                                 President
                                 (Principal Executive Officer)

                              By:
                                  /s/ Tony M. Shelby
                                 Tony M. Shelby
                                  Vice  President-Chief Financial Officer
                                 (Principal Financial Officer)

                              By:
                                  /s/ Jim D. Jones
                                 Jim D. Jones
                                 Vice President-Treasurer
                                 (Principal Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.

Dated:  April 28, 2000          By:
                                  /s/ Jack E. Golsen
                                 Jack E. Golsen, Director

Dated:  April 28, 2000          By:
                                  /s/ Tony M. Shelby
                                 Tony M. Shelby, Director

Dated:  April 28, 2000          By:
                                  /s/ David R. Goss
                                 David R. Goss, Director

Dated:  April 28, 2000          By:
                                  /s/ Barry H. Golsen
                                 Barry H. Golsen, Director

Dated:  April 28, 2000          By:
                                  /s/ Robert C. Brown
                                 Robert C. Brown, Director

Dated:  April 28, 2000          By:
                                  /s/ Bernard G. Ille
                                 Bernard G. Ille, Director

Dated:  April 28, 2000          By:
                                  /s/ Jerome D. Shaffer
                                 Jerome D. Shaffer, Director

Dated:  April 28, 2000          By:
                                  /s/ Raymond B. Ackerman
                                 Raymond B. Ackerman, Director

Dated:  April 28, 2000          By:
                                  /s/ Horace Rhodes
                                 Horace Rhodes, Director.


                            PART III


Item 10.  Directors and Executive Officers of the Company.

     The following table sets forth certain information regarding the directors and executive officers of the Company. Except for Mr. Wewers, the directors and officers of the Company also serve as directors and officers of the Company=s parent, LSB. Each of the directors and officers listed below have served in their respective positions since the Company=s formation in 1997. The executive officers are elected by the Board of Directors. The term of each director of the Company is one year.

Name                       Age    Office

Jack E. Golsen             71     Chairman of the Board, Chief Executive
                                  Officer and President
Barry H. Golsen            49     President
                                  of LSB's Climate Control
                                  Business and Vice Chairman of
                                  the Board
David R. Goss              59     Vice President and Director
Tony M. Shelby             58     Vice President/Chief Financial
                                  Officer and Director
Jim D. Jones               58     Vice President-Treasurer
David M. Shear             40     Secretary
James L. Wewers            54     Vice President
Raymond B. Ackerman        77     Director
Robert C. Brown, M.D.      69     Director
Bernard G. Ille            73     Director
Horace G. Rhodes           72     Director
Jerome D. Shaffer, M.D.    83     Director

     Jack E. Golsen, the founder of LSB, has served as Chairman of the Board, Chief Executive Officer and President of LSB since its inception in 1969. During 1996, Mr. Golsen was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma=s leading industrialists. Mr. Golsen has a degree from the University of New Mexico in biochemistry.

     Barry H. Golsen has served as the Vice Chairman of the Board of LSB since August, 1994, and has served for more than five years as the President of LSB=s Climate Control Business. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma.

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

     Bernard G. Ille has served as a director of LSB since 1971. Mr. Ille served as President and Chief Executive Officer of First Life Assurance Company from May, 1988, until it was acquired in March, 1994. For more than five years prior to joining First Life, Mr. Ille served as President of United Founders Life
Insurance Company. Mr. Ille is a director of Landmark Land Company, Inc., which was the parent company of First Life. Mr. Ille is also a director for Quail Creek Bank, N.A. Mr. Ille is currently a private investor. He is a graduate of the University of Oklahoma.

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

Item 11.  Executive Compensation.

     The following table shows the aggregate cash compensation which the Company and its subsidiaries paid or accrued to the Chief Executive Officer and each of the other most highly-paid executive officers of the Company (which includes the Vice Chairman of the Board who also serves as President of the Company's Climate Control Business), other than the CEO, whose total annual salary and bonus exceeds $100,000. The table includes cash distributed for services rendered during 1999, plus any cash distributed during 1999 for services rendered in a prior year, less any amount relating to those services previously included in the cash compensation table for a prior year. The compensation set forth below is for 1997, 1998 and 1999 only, since the Company was formed in 1997 (See Note 1 on following table).

                    Summary Compensation Table(1)

                        Annual Compensation     Long-term
                                                 Compen-
                                                  sation
                                                  Awards

   Name and     Year  Salary   Bonus    Other   Securities    All
   Postion             ($)     ($)(3)   Annual  Underlying   Other
                                        Compen-   Stock     Compen-
                                        sation   Options    sation
                                        ($)(4)                ($)

Jack E. Golsen  1999    -(2)     -        -      132,500      -
Chairman of     1998    -(2)     -        -         -         -
the             1997     -       -        -         -         -
Board,
President
and Chief
Executive
Officer

Barry H.        1999  226,60     -        -       93,000      -
Golsen          1998  226,600    -        -         -         -
Vice Chairman   1997  223,300    -        -         -         -
of
the Board and
President of the Climate Control Business

James L.        1999  200,850    -        -       30,000      -
Wewers,         1998  200,850    -        -         -         -
Vice President  1997  197,925    -        -         -         -



     (1) As discussed at Item 13 "Services Agreement", executive officers, (excluding Jack E. Golsen and Tony Shelby) which have been paid by LSB in prior years, will be compensated directly by the Company for periods subsequent to December 31, 1999. The Company has previously reimbursed LSB for such compensations under the terms of the "Services Agreement".

     (2)  For 1999, 1998 and 1999,  LSB paid to Jack E. Golsen  a
salary  of  $477,400, $477,400 and $470,450.   Although  Jack  E.
Golsen performed substantial services for the Company during 1999, the Company did not reimburse LSB for any of Mr. Golsen's compensation due to provisions of the Services Agreement between LSB and the Company (AServices Agreement@) which specifically prohibit the Company from reimbursing LSB for costs and expenses associated with Mr. Golsen. See AItem 13, Certain Relationships and Related Transactions@ for a discussion of the Services Agreement and payments to LSB under such agreement. The Company and LSB are also parties to a Management Agreement under the terms of which the Company may, under certain conditions, reimburse LSB for the services of Mr. Golsen. The Company did not meet the earnings criteria under the Management Agreement in 1998 or 1999 to require the Company to make payments to LSB under this agreement. See AItem 13, Certain Relationships and Related Transactions@ for a discussion of the Management Agreement. Barry H. Golsen and James L. Wewers are paid by LSB, and under the Services Agreement the Company reimburses LSB for that portion of the compensation paid to Barry H. Golsen and James L. Wewers relating to the Company and its subsidiaries. Since all or substantially all of the services performed by Barry H. Golsen and James L. Wewers were related to the Company and/or its subsidiaries, the Company reimbursed LSB for all compensation paid to Barry H. Golsen and James L. Wewers during 1997, 1998 and 1999. For periods subsequent to December 31, 1999, Barry H. Golsen and James L. Wewers will be compensated directly by the Company in lieu of the Company reimbursing LSB, see Note (1) above for their compensations.

     (3) Bonuses are for services rendered for the prior fiscal year. No bonuses were paid to the above-named executive officers for 1996, 1997 or 1998, and no bonuses for 1999 performance are to be paid to the above-named executive officers.

     (4) Does not include perquisites and other personal benefits, securities or property for the named executive officer in any year if the aggregate amount of such compensation for such year does not exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus reported for the named executive officer for such year.

      Directors' Compensation. Due to LSB and the Company holding joint Board of Director meetings and also due to the revised allocations of costs discussed further at Item 13 "Services Agreement", effective January 1, 2000, allocation of 75% of the directors' fees paid to the members of the Board of Directors that are not employees of LSB or the Company and that are directors of both the Company and LSB compensation will be paid by the Company.
The Company believes that this allocation is fair and reasonable as substantial portion of the businesses of LSB are owned by the Company.

      Option Grants in 1999. The following table sets forth information relating to individual grants of LSB stock options made to each of the named executive officers in the above Summary
Compensation Table during the last fiscal year:


                       Individual Grants

Name              Number     % of    Exercise  Expiration     Potential
                    of       Total     Price      Date      Realizable
                  Shares    Options   ($/sh)                  Value at
                    of      Granted                        Assumed Annual
                  Common   Employees                       Rates of Stock
                  Stock     in 1999                            Price
                 underlying                                 Appreciation
                  Options                                 for Option Term
                  Granted                                       (2)
                  (#) (1)                                  5% ($)     10%

Jack E. Golsen    132,500     14.0     1.375    7-8-04     29,197    84,553
Barry H. Golsen   93,000       9.8     1.375    7-8-04     20,493    59,347
James L. Wewers   30,000       3.2     1.25     7-8-09     23,584    59,765



(1) The Company has adopted a 1981 Incentive Stock Option Plan (the 1981 plan), a 1986 Incentive Stock Option Plan (the
     1986  plan),  a 1993 Incentive Stock Option Plan  (the  1993 plan),  and  a  1998 Incentive Stock Option Plan  (the  1998 plan). The 1981 plan, the 1986 plan, the 1993 plan, and the 1998 plan are collectively designated as the Plans. The Plans provide that the Company may grant options under the Plans to key salaried employees of the Company. The option price for all options granted under the Plans cannot equal less than 100% (or 110% for persons possessing more than 10% of the voting stock of the Company) of the market value of the Company's Common Stock on the date of the grant. The Company could grant options under the 1981 Plan until November 30, 1991, until April 10, 1996 under the 1986 Plan, and can grant options until August 5, 2003 under the 1993 Plan, and until August 13, 2008 under the 1998 Plan. The holder of an option granted under the Plans may not exercise the option after ten (10) years from the date of grant of the option (or five (5) years for persons possessing more than 10% of the voting stock of the Company). The options become exercisable approximately 20% after one year from the date of the grant, an additional 20% after two years, an additional 30% after three years, and the remaining 30% after four years.

(2) The potential realizable value of each grant of options assumes that the market price of the Company's Common Stock appreciates in value from the date of grant to the end of the option term at the annualized rates shown above each column. The actual value that an executive may realize, if any, will depend on the amount by which the market price of the Company's Common Stock at the time of exercise exceeds the exercise price of the option. As of April 7, 2000, the closing price of a share of the Company's Common Stock as quoted on the Over-the-Counter Bulletin Board was $.718. There is no assurance that any executive will receive the amounts estimated in this table.

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

     Except for the severance agreement with Jack E. Golsen, the termination of an officer's employment with LSB "for cause" means termination because of: (a) the mental or physical disability from performing the officer's duties for a period of one hundred twenty (120) consecutive days or one hundred eighty days (even though not consecutive) within a three hundred sixty (360) day period; (b) the conviction of a felony; (c) the embezzlement by the officer of LSB assets resulting in substantial personal enrichment of the officer at the expense of LSB; or (d) the willful failure (when not mentally or physically disabled) to follow a direct written order from LSB=s Board of Directors within the reasonable scope  of  the officer's duties performed during  the  sixty
     (60) day period prior to the change in control. The definition of "Cause" contained in the severance agreement with Jack E. Golsen means termination because of: (a) the conviction of Mr. Golsen of a felony involving moral turpitude after all appeals have been completed; or (b) if due to Mr. Golsen's serious, willful, gross misconduct or willful, gross neglect of his duties has resulted in material damages to LSB and its subsidiaries, taken as a whole, provided that (i) no action or failure to act by Mr. Golsen will constitute a reason for termination if he believed, in good faith, that such action or failure to act was in LSB=s or its subsidiaries' best interest, and (ii) failure of Mr. Golsen to perform his duties hereunder due to disability shall not be considered willful, gross misconduct or willful, gross negligence of his duties for any purpose.

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

     Compensation Committee Interlocks and Insider Participation. LSB=s Executive Salary Review Committee has the authority to set the compensation of all officers of the Company. This Committee generally considers and approves the recommendations of the President of LSB. The members of the Executive Salary Review Committee of LSB are the following non-management directors:
Robert C. Brown, M.D., Jerome D. Shaffer, M.D., and Bernard G. Ille. During 1999, the Executive Salary Review Committee had one meeting.

Item 12.  Security Ownership of Certain Benficial Owners and Management.
    (a) and (b) All of the outstanding shares of the Company's voting securities are owned by LSB. (c) If change in control occurs at LSB, such would result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions.

Formation and Capitalization of Company

     The Company was formed as an Oklahoma corporation and a wholly owned subsidiary of LSB on October 17, 1997. The Company acquired its subsidiaries through capital contributions of each subsidiary=s outstanding stock from LSB to the Company, except Northwest Financial Corporation (ANorthwest@), which was contributed to the Company by Prime, a wholly owned subsidiary of LSB. LSB owns 95% and Prime owns the remaining 5% of the issued and outstanding capital stock of the Company.

Leases

     The Company's Climate Control manufacturing subsidiaries are leasing facilities from Prime, a subsidiary of LSB but not a subsidiary of the Company, under various operating leases and a capital lease. Approximately 270,000 square feet are being leased by the Company or its subsidiaries from Prime. Rental expense associated with the operating leases and the capital lease aggregated $1,806,000 for the year ended December 31,
1999.   In   addition to the leases described above, in  December
1999, a subsidiary of the Climate Control Business entered into a capital lease with Prime ("December 1999 Lease") to lease a manufacturing facility. The lease agreement is for a term of sixteen (16) years and required an initial payment of $2 million to reimburse Prime for capital improvements required at the facility previously made by Prime for the Climate Control Business, which was paid in January 2000, and requires 112 monthly payments of $20,291 commencing on September 1, 2006.

EDC Purchase

     In 1983, LSB Chemical Corp. (ALSBC@), a subsidiary of the Company, acquired all of the outstanding stock of EDC from its then four stockholders (AEx-Stockholders@). A substantial portion of the purchase price consisted of an earnout based primarily on the annual after-tax earnings of EDC for a 10-year period. During 1989, two of the Ex-Stockholders received LSBC promissory notes for a portion of their earnout, in lieu of cash, totaling approximately $896,000, payable $496,000 in January, 1990, and $400,000 in May, 1994. LSBC agreed to a buyout of the balance of the earnout from the four Ex-Stockholders for an aggregate purchase amount of $1,231,000. LSBC purchased for cash the earnout from two of the Ex-Stockholders and issued multi-year promissory notes totaling $676,000 to the other two Ex-Stockholders. Jack E. Golsen guaranteed LSBC=s payment obligation under the promissory notes. These promissory notes have been assigned in their entirety from LSBC to the Company, and the guarantee by Jack E. Golsen remains in place. The unpaid balance of these notes at March 31, 2000, was $400,000.

Purchase of Certain Real Estate and Option

      In 1995, a subsidiary of LSB invested approximately $2.8 million to purchase a fifty percent (50%) limited partner interest in an energy conservation joint venture (the "Project"). The Project was to retrofit residential housing units at a U.S. Army base, which it completed during 1996. The completed contract was for installation of energy-efficient equipment (including air conditioning and heating equipment), which would reduce utility consumption. For the installation and management, the project will receive a percentage of all energy and maintenance savings during the twenty (20) year contract term. In January 1999, the Company acquired this investment by purchasing from LSB the stock of the LSB subsidiary that owned the Project. The Company paid $3.1 million to LSB in connection with this purchase. This amount equaled the book value of the investment on the books of LSB's subsidiary, which management of the Company believes approximated the investment's fair value, at the date of purchase.

     In April 1999, the Company's Board of Directors approved the acquisition of certain assets from LSB, which assets are materially related to the lines of the Climate Control Business. As a result, in April 1999 the Company purchased from a subsidiary  of  LSB  (not  the Company or  a  subsidiary  of  the
Company), an option to acquire a French HVAC manufacturing company and all amounts due and payable from such French manufacturer or its parent to LSB. The Company paid LSB $2.6 million for the option and receivables due from the French manufacturer and its parent. This amount equaled the net book value of the investment on the books of LSB's subsidiary, which management of the Company believes approximated the investment's fair value, at the date of purchase.

Contractual Arrangements

     Services Agreement

     On November 21, 1997, the company and LSB entered into a services agreement (the "Services Agreement") pursuant to which LSB will continue to provide to the Company various services, including financial and accounting, order entry, billing, credit, payable, insurance, legal, human resources, advertising and marketing, and related administrative and management services, that LSB has historically provided to the operations and businesses of the Company. The Company will pay to , or reimburse, LSB for the costs and expenses incurred by LSB in the performance of the Services Agreement.

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

      Charges for such services aggregate $4,780,000, $2,265,000 and $1,950,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Management of the Company believes these charges from LSB reasonably approximate additional general and administrative costs, which would have been incurred if the Company had been an independent entity during such periods. These amounts do not include reimbursements for costs described in the next paragraph or amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

      The Services Agreement also provides that LSB will permit employees of the Company and its subsidiaries to continue to participate in the benefit plans and programs sponsored by LSB. The Company will pay to, or reimburse, LSB for the costs associated with participation by the employees of the Company in LSB's benefit plans and programs.

      In addition, the Services Agreement allows for purchases of other goods and services to the extent that the amount paid approximate fair value that would be paid to a third party. In 1999, subsidiaries of the Company purchased certain raw materials with LSB's assistance and paid $461,000 to LSB in commissions on such purchases. The Company also purchased $1,076,000 in industrial supplies, in 1999, from subsidiaries of LSB which are not subsidiaries of the Company.

      LSB is focusing its efforts and resources on its core businesses, which represents that of the Company. LSB is also realigning its overhead to better match its focus on the Chemical and Climate Control Businesses of the Company. In connection with such restructuring, effective January 1, 2000, the Company began paying certain executive officers of both LSB and the Company and certain other employees of both LSB and the Company formerly paid by LSB, and reimbursed by the Company, as well as operating costs previously paid by LSB and reimbursed by the Company pursuant to the "Services Agreement".

     Management Agreement

     On November 21, 1997, LSB and the Company entered into a management agreement (the "Management Agreement"), which provides that LSB will provide to the Company, managerial oversight and guidance concerning the broad policies, strategic decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB. Under the Management Agreement, the Company is to pay LSB a fee for such services, which will not exceed $1.8 million annually. The fee will be paid quarterly based upon the excess of actual earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the quarter minus $6,500,000, not to exceed $450,000. If at the end of the calendar year, EBITDA is less than $26 million, management fees paid to LSB during the year shall be refunded to the Company for the first three quarters of the year, not to exceed $1,350,000. The maximum management fee amount to be paid to LSB by the Company is adjusted annually commensurate with the percentage change, if any, in the Consumer Price Index during the preceding calendar year. No payments were made to LSB under the Management Agreement in 1999, 1998, or 1997.

     Tax Sharing Agreement

     On November 21, 1997, the Company and LSB entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for (i) the allocation of payments of taxes for periods during which the Company and its subsidiaries and LSB are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. For tax periods beginning after December 1996 and ending ten years thereafter, so long as the Company is included in LSB's consolidated federal income tax returns or state consolidated combined or unitary tax returns, the Company will be required to pay to LSB an amount equal to the Company's consolidated federal and state income tax liability calculated as if the Company and its subsidiaries were a separate consolidated tax group and not part of LSB's consolidated tax group. Such amount is payable in estimated quarterly installments. If the sum of the estimated quarterly installments is (a) determined by LSB, under the Tax Sharing Agreement, then LSB will refund the amount of the excess to the Company, or (b) less than the Company's tax Sharing Agreement, then the Company will pay to LSB the amount of the deficiency. The Company paid approximately $1.0 million to LSB in 1997 (none in 1999 and 1998) under the tax sharing agreement.

Directors' Compensation

Due to LSB and the Company holding joint Board of Director meetings and also due to the revised allocations of costs discussed further at Item 13 "Servcies Agreement", effective January 1, 2000, allocation of 75% of the director's fees paid to the members of the Board of Directors that are not employees of LSB or the Company and that are directors of both the Company and LSB compensation will be paid by the Company. The Company believes that this allocation is fair and reasonable as a substantial portion of the businesses of LSB are owned by the Company.
Industrial Supplies, Machines and Climate Control Equipment

     During the year ended December 31, 1999, certain subsidiaries of LSB that are not subsidiaries of the Company sold to subsidiaries of the Company approximately $1.5 million in industrial supplies, machine tools and certain thermostats, and it is anticipated that such transactions will continue in the future.

Affiliated Loans

     The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At December 31, 1999 the Company had loans and advances due from LSB of approximately $13.4 million, $10.0 million and bears interest at 10 3/4%, maturing November 2007 and $3.4 million due from LSB and affiliates related to cash advances from the Company to LSB and affiliates prior tot he sale of the Notes, as defined, from borrowings on the Company's credit facilities. This loan is due by its terms in November 2007 and bears interest at 7% per annum. At December 31, 1999 the Company had $2.4 million due from LSB and affiliates included in current assets related to advances as discussed previously, interest and refunds due associated with operations under the Service Agreement or refunds under the management agreement. At December 31, 1999, LSB had not made the December 1 interest payment to the Company for the loans described above. LSB made the December 1 interest payment in March 2000. The Company earned interest income on net $1,474,000, $1,316,000 and $357,000 for the years ended December
31, 1999, 1998 and 1997, respectively.

Revolving Credit Facility

     LSB, certain subsidiaries of LSB that are not subsidiaries of the Company, and certain subsidiaries of the Company are parties to a revolving credit facility. LSB guarantees all of the obligations of the Company=s subsidiaries under such revolving credit facility.

Guaranty of Loans

     As of December 31, 1999, LSB has guaranteed the lease payments due by the Company=s fan coil business under a lease purchase agreement of $279,000. In addition, LSB has unconditionally guaranteed repayment by the Climate Control Business of certain term debt, the principal amount of which is currently $1.0 million.

Employee Benefit Plans

     Prior to the formation of the Company, the employees of the Chemical Business and the Climate Control Business were eligible to participate in LSB=s Employee Savings Plan, health insurance plan, and various stock option plans. LSB has allowed the employees of the Company to continue to be eligible for all of such plans on the same terms and conditions as LSB=s employees.