Form 10-Q
period 2000-03-31
CLIMACHEM INC
filed 2000-06-09
CIK 1053518

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For Quarterly period ended    March 31, 2000
                               OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For The transition period from                 to

     Commission file number

                        ClimaChem, Inc.
      Exact name of Registrant as specified in its charter


                      OKLAHOMA                 73-1528549
     State or other jurisdiction of          I.R.S. Employer
   incorporation or organization           Identification No.

       16 South Pennsylvania, Oklahoma City, Oklahoma      73107
          Address of principal executive offices        (Zip Code)

                             (405) 235-4546
       Registrant's telephone number, including area code

                                    None
     Former name, former address and former fiscal year, if
                   changed since last report.

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

The accompanying condensed consolidated balance sheet of ClimaChem, Inc. at March 31, 2000, the condensed consolidated statements of operations, cash flows for the three month periods ended March 31, 2000 and 1999 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature except as it relates to the provision for loss on firm purchase commitments as discussed in Note 6 of Notes to Condensed Consolidated Financial Statements. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1999, was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for an expanded discussion of the Company's financial disclosures and accounting policies.

                          CLIMACHEM, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
          (Information at March 31, 2000 is unaudited)
                    (Dollars in thousands)

ASSETS                               March 31,   December 31,
                                       2000          1999

Current assets:

Cash                                 $    2,641  $    2,673

Trade accounts receivable, net           44,679      41,934

Inventories:
   Finished goods                        10,792      11,275
   Work in process                        6,782       5,503
   Raw materials                         11,373       8,994
                                     ------------------------
    Total inventory                      28,947      25,772

Supplies and prepaid items                5,236       4,314
Due from LSB and affiliates, net
 (Note 3)                                 2,382       1,758
                                     ------------------------

   Total current assets                  83,885      76,451

Property, plant and equipment, net       74,800      75,667

Notes and interest receivable from
 LSB  and affiliates (Note 3)            14,008      13,948
Other assets, net                        17,809      18,012
                                      -----------------------

                                      $ 190,502   $ 184,078
                                      ========================

                  (Continued on following page)

                         CLIMACHEM, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS
          (Information at March 31, 2000 is unaudited)
                    (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS'        March 31,    December 31,
EQUITY                                 2000           1999

Current liabilities:

  Accounts payable                  $   19,918   $   16,312

  Accrued liabilities                   17,428       13,791

  Current portion of long-term
   debt (Note 7)                        27,749       29,644
                                    -------------------------

    Total current liabilities           65,095       59,747

Long-term debt (Note 7)                114,311      112,544

Accrued losses on firm purchase
  commitments                            5,256        5,652

Commitments and contingencies
  (Note 2)                                   -            -

Stockholders' equity:
  Common stock, $.10 par value;
   500,000 shares authorized,
   10,000 shares issued                      1            1
  Capital in excess of par value        12,652       12,652
Accumulated deficit                     (6,813)      (6,518)
                                     -------------------------
  Total stockholders' equity             5,840        6,135
                                     -------------------------

                                     $ 190,502    $ 184,078
                                     =========================

                    (See accompanying notes)

                         CLIMACHEM, INC.
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
           Three Months Ended March 31, 2000 and 1999
                     (Dollars in thousands)

                                        2000        1999
Businesses continuing at March 31:
Revenues:
  Net sales                          $   66,697   $  57,361
  Other income                              741         340
                                     -----------------------
                                         67,438      57,701
Costs and expenses:
  Cost of sales                          52,154      44,145
  Selling, general and
   administrative                        10,914      10,017
  Interest                                3,690       3,494
  Provision for losses on firm
   purchase commitments (Note 6)            975           -
  Other expense                               -         176
                                     -----------------------
                                         67,733      57,832
                                     -----------------------
Loss before subsidiary
  disposed of during 1999                  (295)       (131)

Subsidiary disposed of during 1999
 (Note 5)
  Revenues                                    -       2,868
  Operating costs, expenses and
   interest                                   -       3,838
                                      ----------------------
                                              -        (970
Loss before provision for
 income taxes                              (295)     (1,101)
Provision  for income taxes                   -          50
                                      -----------------------

Net loss                                   (295)     (1,151)

Retained earnings (accumulated
 deficit) at beginning of period         (6,518)     12,664
                                       ----------------------

Retained earnings (accumulated
 deficit) at end of period            $  (6,813)  $  11,513
                                      ======================

Total comprehensive loss:
  Net loss                            $    (295)  $  (1,151)
  Foreign currency translation
   income                                     -         222
                                       ---------------------

                                       $   (295)    $  (929)
                                       ======================

                         (See accompanying notes)

                              CLIMACHEM, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)
               Three Months Ended March 31, 2000 and 1999

                                       2000         1999
Cash flows from operating activities:
  Net loss                         $     (295)   $  (1,151)
  Adjustments to reconcile net
   loss to cash flows
   provided (used) by operating
   activities:
    Depreciation, depletion and
     amortization:
     Property, plant and equipment       1,946       2,337
     Other                                 224         258
    Provision for possible losses
     on receivables                        165         293
    Provision for deferred income
     taxes                                   -         100
    Realization of losses on firm
      purchase commitments, net of
      provision                           (396)         -
    Cash provided (used) by
     changes in assets and
     liabilities:
       Trade accounts receivable        (2,741)     (5,482)
       Inventories                      (2,460)     (1,035)
       Supplies and prepaid items          531        (956)
       Accounts payable                  2,153      (1,606)
       Accrued liabilities               2,947       3,811
       Due to / from LSB and
        affiliates                         (58)        907
                                       ---------------------

Net cash provided (used) by
 operating activities                    2,016      (2,524)

Cash flows from investing
 activities:
  Capital expenditures                  (2,236)     (2,145)
  Payments made for acquisition              -      (3,113)
  Investments in and advances to
    LSB and affiliates                    (626)     (1,996)
  Decrease in other assets                 942       2,093
                                       ---------------------

Net cash used in investing
 activities                             (1,920)     (5,161)

Cash flows from financing
 activities:
  Proceeds from borrowings of long-
   term debt                             2,303           -
  Payments on long-term debt              (970)     (1,782)
  Net change in revolving debt          (1,461)      9,006
                                       ---------------------

Net cash provided (used) by
 financing activities                     (128)      7,224
                                       ---------------------

Net decrease in cash from all
 activities                                (32)       (461)

Cash at beginning of period              2,673         750
                                       ---------------------

Cash at end of period                  $ 2,641     $   289
                                       =====================

                    (See accompanying notes)

                         CLIMACHEMC, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
           Three Months Ended March 31, 2000 and 1999

Note 1: Basis of Presentation

The Company, a wholly owned subsidiary of LSB Industries, Inc.("LSB" or "Parent"), was organized under the laws of the State of Oklahoma in October 1997. The Company's Certificate of Incorporation authorizes the issuance of 500,000 shares of $.10 par value common stock. All of the issued and outstanding shares of common stock of the Company are directly or indirectly owned by LSB. The Company is a holding company which maintains operations through various wholly owned subsidiaries. The Company owns, through its subsidiaries, substantially all of the operations comprising the Chemical Business and Climate Control Business as previously owned by LSB.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated in the accompanying financial statements. Certain reclassifications have been made to the prior year consolidated financial statements to conform to current year presentation.

Note 2: Commitments and Contingencies

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

B. ASARCO v. ICI, Et Al. The U.S. District Court for the Eastern District of Missouri has granted ASARCO and other plaintiffs in a lawsuit originally brought against various commercial explosives manufacturers in Missouri, and consolidated with other lawsuits in Utah, leave to add EDC as a defendant in that lawsuit. This lawsuit alleges a national conspiracy, as well as a regional conspiracy, directed against explosive customers in Missouri and seeks unspecified damages. EDC has been included in this lawsuit because it sold products to customers in

                           CLIMACHEM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)
             Three Months Ended March 31, 2000 and 1999

     Missouri during a time in which other defendants have admitted to participating in an antitrust conspiracy, and because it has been sued in the ARCH case discussed above. Based on the information presently available to EDC, EDC does not believe that EDC conspired with any party, to fix prices in connection with the sale of commercial explosives. EDC intends to vigorously defend itself in this matter. See "Special Note Regarding Forward-Looking Statements."

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

Note 3: Transactions with Related Parties

On November 21, 1997, the Company and LSB entered into a services agreement (the ``Services Agreement'') pursuant to which LSB will continue to provide to the Company various services, including financial and accounting, order entry, billing, credit, payable, insurance, legal, human resources, advertising and marketing, and related administrative and management services, that LSB has historically provided to the operations and businesses of the Company. The Company will pay to, or reimburse, LSB for the costs and expenses incurred by LSB in the performance of the Services Agreement.

Beginning January 1, 2000, the Company began to pay directly to service providers and employees, the majority of the costs for services, that it has historically reimbursed to LSB.

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

Charges for such services reimbursed to LSB aggregate $109,209 and $1,050,300 for the quarters ended March 31, 2000 and 1999, respectively. Management of the Company believes these charges
from   LSB   reasonably   approximate  additional   general   and
administrative costs, which would have been incurred if the Company had been an independent entity during such periods. These amounts do not include reimbursements for costs described in the next paragraph or amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

                         CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
            Three Months Ended March 31, 2000 and 1999

The Services Agreement also provides that LSB will permit employees of the Company and its subsidiaries to continue to participate in the benefit plans and programs sponsored by LSB. The Company will pay to, or reimburse, LSB for the costs associated with participation by the employees of the Company in LSB's benefit plans and programs.

In addition the Service Agreement allows for purchases of other goods and services to the extent that the amount paid approximates fair value that would be paid to a third party. In the three months ended March 31, 2000, subsidiaries of the Company purchased certain raw materials from a subsidiary of LSB, not a subsidiary of the Company, for $1,003,000 (none in 1999). The Company also purchased industrial supplies from subsidiaries of LSB, which are not subsidiaries of the Company, aggregating $494,000 in the three months ended March 31, 2000 ($149,000 in 1999).

The Company's Climate Control manufacturing subsidiaries also lease facilities from an affiliate under various operating leases and a capital lease. Rental expense associated with the operating leases was $419,432 and $176,705 during the first quarter of 2000 and 1999, respectively. In December 1999, a subsidiary of the Climate Control Business entered into a capital lease with a subsidiary of LSB which is not a subsidiary of the Company. The lease agreement required an initial payment of $2,000,000 for capital improvements required in the facility, which was paid in 1999, and requires 112 monthly payments of $20,291 commencing on September 1, 2006. The accompanying balance sheet includes buildings and improvements under the capital lease of $3,172,000 and long-term debt includes a capital lease obligation of $1,187,000 at March 31, 2000 ($1,172,000 at December 31, 1999)
due to the LSB subsidiary.

On November 21, 1997, LSB and the Company entered into a management agreement (the "Management Agreement"), which provides that LSB will provide to the Company, managerial oversight and guidance concerning the broad policies, strategic decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB. Under the Management Agreement, the Company is to pay LSB a fee for such services which will not exceed $1.8 million annually. The fee will be paid quarterly based upon the
excess   of  actual  earnings  before  interest,  income   taxes,
depreciation and amortization ("EBITDA") for the quarter minus $6,500,000, not to exceed $450,000. If at the end of the calendar year, EBITDA is less than $26 million, management fees paid to LSB during the year shall be refunded to the Company. The maximum management fee amount to be paid to LSB by the Company is adjusted annually commensurate with the percentage change, if any, in the Consumer Price Index during the preceding calendar year. For the three months ended March 31, 2000 EBITDA as defined in the Management Agreement exceeded $6.5 million by more than $450,000, thus the quarterly management fee to LSB of $450,000 was expensed in the Condensed Consolidated Statement of Operations for the period then ended. This management fee also served to reduce the amount due from LSB and affiliates in the Condensed Consolidated Balance Sheet as of March 31, 2000. No management fee was earned or paid to LSB in 1999.

                         CLIMACHEM, INC.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
            Three Months Ended March 31, 2000 and 1999

On November 21, 1997, the Company and LSB entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for (i) the allocation of payments of taxes for periods during which the Company and its subsidiaries and LSB are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. For tax periods beginning after December 1996 and ending ten years thereafter, so long as the Company is included in LSB's consolidated federal income tax returns or state consolidated combined or unitary tax returns, the Company will be required to pay to LSB an amount equal to the Company's consolidated federal and state income tax liability calculated as if the Company and its subsidiaries were a separate consolidated tax group and not part of LSB's consolidated tax group. Such amount is payable in estimated quarterly installments. If the sum of the estimated quarterly installments is (a) greater than the tax liability of the Company, on a consolidated basis, as determined by LSB, under the Tax Sharing Agreement, then LSB will refund the amount of the excess to the Company, or (b) less than the Company's tax liability, on a consolidated basis, as determined by LSB, under the Tax Sharing Agreement, then the Company will pay to LSB the amount of the deficiency. For the quarters ended March 31, 2000 and 1999, the Company did not pay
LSB  and  is  not obligated to pay LSB any amount under  the  Tax
Sharing Agreement.

Under the terms of an Indenture between the Company, the guarantors and the trustee relating to the Notes (as defined in
Note 7), the Company is permitted to distribute or pay in the form of dividends and other distributions to LSB in connection with the Company's outstanding equity securities or loans, (a) advances or investments to any person (including LSB), up to 50% of the Company's consolidated net income for the period (taken as one accounting period), commencing on the first day of the first full fiscal quarter commencing after the Issue Date of the Notes to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by the Company from the sale of its capital stock. This limitation will not prohibit (i) payment to LSB under the Services Agreement, Management Agreement and the Tax Sharing Agreement, or (ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration. For the quarters ended March 31, 2000 and 1999, the Company did not make any distributions or pay any dividends to LSB.

The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At March 31, 2000 the Company had loans and advances due from LSB of approximately $14.0 million, $10.0 million of which was loaned to LSB from the proceeds of the sale of the Notes, as defined, and bears interest at 10-3/4%, payable on June 1 and December 1 and maturing November 2007 and approximately $4.0 million due from LSB and affiliates related to cash advances from the Company to LSB and affiliates prior to the sale of the Notes, as defined, plus
related  interest.   The loan in the approximate  value  of  $3.4
million and related interest are due by its terms in November 2007 and bears interest at 7% per annum. At March 31, 2000 the Company had $2.4 million due from LSB and affiliates included in current assets related to advances, interest, note receivables and "investments". The June 1, 2000 semi-annual interest payment due on the $10 million was not paid by LSB. LSB has a 30-day grace period which to pay the interest payment. The Company currently aniticipates achieving satisfactory resolution of this matter.

                          CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)
            Three Months Ended March 31, 2000 and 1999

LSB and its subsidiaries (other than the Company and its subsidiaries), the "LSB Non-ClimaChem Entities," are dependent upon their separate cash flows and the restricted funds which can
be   distributed  by  the  Company  under  the  above   mentioned
agreements. As of March 31, 2000, the LSB Non-ClimaChem Entities, excluding the Automotive Products Business, had a working capital deficit of $3.4 million (including $4.0 million of inventories and $3.4 million of accounts receivable), and long-term debt of $32.9 million (including that owed to the Company). For the quarter ended March 31, 2000, the LSB Non-ClimaChem Entities had net income of $.5 million LSB is focusing its efforts and resources on its core businesses, primarily represented by ClimaChem. In April 2000, LSB's Board of Directors approved a plan for the sale of its Automotive Products Business, which was concluded on May 4, 2000. LSB is also realigning its overhead to better match its focus on the Chemical and Climate Control Businesses of the Company. Based on these plans, management of LSB believes the LSB Non-ClimaChem Entities will have sufficient operating capital to meet its obligations as they come due, including those to the Company. If LSB management is  not  successful in executing this plan, including realignment of overhead to reduce its operating costs or realizing certain excess and non-core assets, and if the Company is not able to transfer funds to LSB and its affiliates as permitted under the Indenture, the amounts due from LSB and its subsidiaries, which
aggregate   $16.4  million  at  March  31,  2000,  may   not   be
recoverable. As of March 31, 2000, the Company has not provided an allowance for doubtful accounts against these receivables, loans and advances since it is their present belief that LSB will be able to pay these amounts; however, it is reasonably possible that the evaluation relative to the amounts due from LSB and its subsidiaries could change in the near term.

                        CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)
            Three Months Ended March 31, 2000 and 1999

Note 4: Segment Information
                              Three Months Ended March 31,
                                   2000           1999
                                     (in thousands)


Net sales:
  Businesses continuing:
   Chemical                   $   35,067      $   30,662
   Climate Control                31,630          26,699
  Business disposed of -
   Chemical                            -           2,868
                              ---------------------------
                              $   66,697      $   60,229
                              ===========================
Operating profit (loss):
  Business continuing:
   Chemical                   $    2,617      $    1,462
   Climate Control                 2,208           2,410
  Business disposed of -
   Chemical                            -           (743)
                              ---------------------------
                                   4,825          3,129
Unallocated fees from
 Services
  Agreement, Management
   Agreement and general
   corporate expenses, net        (1,196)          (674)
Interest income                      410            340
Other income (expense), net          331           (278)
Interest expense:
   Businesses continuing          (3,690)        (3,493)
   Business disposed of -
    Chemical                           -           (125)
Provision for loss on firm
   purchase commitments -
   Chemical                         (975)             -
                               --------------------------
                                  (5,120)        (4,230)
                               --------------------------

Loss before
 provision for income taxes   $     (295)    $   (1,101)
                              ===========================

                         CLIMACHEM, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
            Three Months Ended March 31, 2000 and 1999

Note 5: Business Disposed of

On August 2, 1999 the Company sold substantially all the assets of its wholly owned subsidiary, Total Energy Systems Limited and its subsidiaries ("TES"). The loss associated with this transaction was $2.0 million and was comprised of disposition costs of approximately $.3 million, the recognition in earnings of the cumulative foreign currency loss of approximately $1.1 million and approximately $.6 million related to the resolution of certain environmental matters.

Note 6: Loss on Firm Purchase Commitment

The Chemical Business has a firm uncancelable commitment to purchase anhydrous ammonia pursuant to the terms of a supply contract (Note 2 - Commitments and Contingencies, Purchase Commitments). At March 31, 2000, the purchase price the Chemical Business was required to pay for anhydrous ammonia to be purchased under the contract, which was for a significant percentage of the Chemical Business' anhydrous ammonia requirements, exceeded and was expected to continue to exceed the spot market prices throughout the purchase period. Additionally, the market for nitrate based products, while improved for the first quarter of 2000, is expected to decline modestly in the summer and fall months of 2000. Due to the expected sales prices and the cost to produce the nitrate products, including the cost of the anhydrous ammonium to be purchased under the contract, the costs of certain of the Company's nitrate based products are expected to exceed the anticipated future sales prices. As a result, an additional provision for loss on the firm purchase commitment aggregating approximately $1.0 million in excess of the accrued liability for amounts recorded in 1999 was recorded in the first quarter of 2000. At March 31, 2000 and December 31, 1999, the accompanying balance sheets include remaining accrued losses under the firm purchase commitment of
$7.8 and $7.4 million, respectively ($2.5 and $1.8 million of which is classified as current in accrued liabilities, respectively). Due to the pricing mechanism in the contract, it is reasonably possible that this loss provision estimate may change in the near term. Based on the purchase price of ammonia under the firm purchase commitment and other factors as of May 31, 2000, the Company may be required to recognize an additional loss provision of approximately $.2 million in the second quarter of 2000.

                       CLIMACHEM, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)
             Three Months Ended March 31, 2000 and 1999

Note 7.  Long-term Debt

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

In April 2000, the Company repurchased $5.0 million of the Notes for approximately $1.2 million. In connection with this transaction, the Company will recognize a gain of approximately $4.0 million in the second quarter of 2000. The Company is also in discussions with the holders of its Notes, in an effort to restructure their terms and conditions. The Company did not make the June 1, 2000 interest payment. Under the terms of the indenture governing the Notes, the Company has a grace period of thirty (30) days to make the interest payment or enter into satisfactory agreements with the holders of the Notes before the Notes are in default. The Company currently anticipates achieving satisfactory resolution of this matter.

The Company is a holding company with no assets other than the notes and accounts receivable from LSB, specified in the accompanying Condensed Consolidated Balance Sheet, and the Notes origination fees which have a net book value of $3.2 million at March 31, 2000 ($3.3 million at December 31, 1999) or material operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly, by the Company. The Company's payment obligations under the Notes are fully, unconditionally, and jointly and severally guaranteed by all of the existing subsidiaries of the Company, except for one subsidiary, El Dorado Nitrogen Company (AEDNC@), ("Guarantor Subsidiaries").

Set forth below are unaudited condensed consolidating financial statements of the Guarantor Subsidiaries, the Company's subsidiary, which is not a guarantor of the Notes (the "Non-Guarantor Subsidiary") and the Company. For all periods presented, EDNC was the only Non-Guarantor Subsidiary. Separate financial statements of each Guarantor Subsidiary have not been provided because management has determined that they are not material to investors.

                                 CLIMACHEM, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                    Three Months Ended March 31, 2000 and 1999

Note 7: Long-term Debt (continued)

                                 CLIMACHEM, INC.
                    CONDENSED CONSOLIDATING BALANCE SHEETS
                                   (Unaudited)
                              As of March 31, 2000
                             (Dollars in thousands)


                                      GUARANTOR       NON-     COMPANY  ELIMINATIONS  CONSOLIDATED
                                      SUBSIDIARIES  GUARANTOR  (PARENT)
                                                    SUBSIDIARY
ASSETS
Current assets:
  Cash                                $     225    $   1,033   $  1,383   $       -    $   2,641
  Trade accounts receivable, net         41,367        3,259         53                   44,679
  Inventories                            28,859           88                              28,947
  Supplies and prepaid items              4,047           95      1,094                    5,236
  Due from LSB and affiliates, net                                2,382                    2,382
                                      ------------------------------------------------------------

Total current assets                     74,498        4,475      4,912                   83,885

Property, plant and equipment net        74,012          787          1                   74,800
Notes and interest receivable from
 LSB and affiliates                                              14,008                   14,008
Investment in and advances to
 affiliates                                              576     92,178     (92,754)           -
Other assets, net                        12,034        1,951      3,824                   17,809
                                       -----------------------------------------------------------

                                      $ 160,544    $   7,789   $114,923  $  (92,754)   $ 190,502
                                      ============================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                    $  18,001    $   1,660   $    257  $        -    $  19,918

  Accrued liabilities                     9,597        4,005      3,826                   17,428
  Current portion of long-term debt      27,749                                           27,749
                                      ----------------------------------------------------------

Total current liabilities                55,347        5,665      4,083                   65,095

Long-term debt                            9,311                 105,000                  114,311
Accrued losses on firm purchase
 commitments                              5,256                                            5,256
Payable to Parent                        16,622                          $  (16,622)           -

Stockholders' equity
  Common stock                               60            1          1         (61)           1
  Capital in excess of par value         78,982                  12,652     (78,982)      12,652
  Retained earnings (accumulated
   deficit)                              (5,034)       2,123     (6,813)      2,911       (6,813)
                                      ------------------------------------------------------------

Total stockholders' equity               74,008        2,124      5,840     (76,132)       5,840
                                       -----------------------------------------------------------

                                      $ 160,544    $   7,789   $114,923   $ (92,754)   $ 190,502
                                      ============================================================

                                       CLIMACHEM, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                         (Unaudited)
                        Three Months Ended March 31, 2000 and 1999

Note 7: Long-term Debt (continued)

                                       CLIMACHEM, INC.
                           CONDENSED CONSOLIDATING BALANCE SHEETS
                                         (Unaudited)
                                  As of December 31, 1999
                                   (Dollars in thousands)

                                      GUARANTOR       NON-     COMPANY  ELIMINATIONS  CONSOLIDATED
                                      SUBSIDIARIES  GUARANTOR  (PARENT)
                                                    SUBSIDIARY
ASSETS
Current assets:
  Cash                                 $    816      $   703   $ 1,154   $       -     $  2,673
  Trade accounts receivable, net         39,709        2,215        10                   41,934
  Inventories                            25,594          178                             25,772
  Supplies and prepaid items              3,306           83       925                    4,314
  Due from LSB and affiliates, net                               1,758                    1,758
                                       ---------------------------------------------------------

Total current assets                     69,425        3,179     3,847                   76,451

Property, plant and equipment net        75,158          509                             75,667
Notes and interest receivable from
 LSB and affiliates                                             13,948                   13,948
Investment in and advances to
 affiliates                                                     91,011     (91,011)
Other assets, net                     $ 12,353          2,004    3,655                   18,012
                                      ----------------------------------------------------------
                                      $156,936       $  5,692 $112,461   $ (91,011)     $184,078
                                      ==========================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                    $ 14,793       $  1,519 $      -   $       -      $ 16,312
  Accrued liabilities                    9,873          2,592    1,326                    13,791
  Current portion of long-term debt     29,644                                            29,644
                                      ----------------------------------------------------------
Total current liabilities                54,310       4,111     1,326                   59,747

Long-term debt                            7,544               105,000                  112,544
Accrued losses on firm purchase
 commitments                              5,652                                          5,652
Payable to Parent                        15,515          66                (15,581)          -
Stockholders' equity:
  Common stock                               60           1         1          (61)          1
  Capital in excess of par value         78,984           -    12,652      (78,984)     12,652
  Retained earnings (accumulated
   deficit)                              (5,129)      1,514    (6,518)       3,615      (6,518)
                                       ---------------------------------------------------------

Total stockholders' equity               73,915       1,515     6,135      (75,430)      6,135
                                       --------------------------------------------------------
                                        $156,936   $  5,692  $112,461      (91,011)   $184,078
                                       =========================================================

                                            CLIMACHEM, INC.
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                              (Unaudited)
                              Three Months Ended March 31, 2000 and 1999

Note 7: Long-term Debt (continued)

                                             CLIMACHEM, INC.
                            CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                              (Unaudited)
                                  Three Months Ended March 31, 2000
                                        (Dollars in thousands)

                                       GUARANTOR      NON-     COMPANY  ELIMINATIONS  CONSOLIDATED
                                      SUBSIDIARIES  GUARANTOR  (PARENT)
                                                    SUBSIDIARY
Business continuing at March 31,
 2000

Revenues:
  Net Sales                           $  58,472    $   8,225    $     -   $       -    $  66,697
  Other income                              381           43      2,647      (2,330)         741
                                      -----------------------------------------------------------
                                         58,853        8,268      2,647      (2,330)      67,438
Costs and expenses:
  Cost of sales                          44,898        7,256                              52,154
  Selling, general and
   administrative                         9,642           75      1,197                   10,914
  Interest                                3,192                   2,828     (2,330)        3,690
  Provisions for losses on firm
   purchase commitments                     975                                              975
                                       ----------------------------------------------------------
                                         58,707        7,331      4,025     (2,330)       67,733

  Income (loss) before provision
   (benefit) for income tax                 146         937      (1,378)                    (295)


Equity in Earnings of Subsidiaries            -           -         704       (704)            -

Provision (benefit) for income taxes         51         328        (379)         -             -
                                       -----------------------------------------------------------

Net income (loss)                      $     95   $     609    $   (295)  $    (704)     $  (295)
                                       ===========================================================

                                      CLIMACHEM, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)
                       Three Months Ended March 31, 2000 and 1999

Note 7: Long-term Debt (continued)

                                       CLIMACHEM, INC.
                     CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                        (Unaudited)
                              Three Months Ended March 31, 1999
                                    (Dollars in thousands)



                                       GUARANTOR      NON-     COMPANY   ELIMINATIONS  CONSOLIDATED
                                      SUBSIDIARIES  GUARANTOR  (PARENT)
                                                    SUBSIDIARY
Business continuing at March 31,
 1999

Revenues:
  Net Sales                           $ 57,361       $     -    $     -   $      -      $ 57,361
  Net Income                                 1                    2,669     (2,330)          340
                                      -----------------------------------------------------------
                                        57,362                    2,669     (2,330)       57,701
Costs and expenses:
  Cost of sales                         44,145                                            44,145
  Selling, general and
   administrative                        9,339             4        674                   10,017
  Interest                               2,999             3      2,822     (2,330)        3,494
  Other expense                            176                                               176
                                      -----------------------------------------------------------
                                        56,659             7      3,496     (2,330)       57,832
                                      -----------------------------------------------------------

  Income (loss) before business
   disposed of and provision
   (benefit) for income tax                703            (7)      (827)                    (131)

Business disposed of during 1999:
  Revenues                               2,868                                             2,868
  Operating costs, expenses and
   interest                              3,838                                             3,838
                                       ----------------------------------------------------------
                                          (970)                                             (970)
  Loss before provision (benefit)
   for income taxes                       (267)           (7)      (827)                  (1,101)
  Equity in loss of subsidiaries                                   (481)       481             -
  Provision (benefit) for income
   taxes                                   207                     (157)                      50
                                       ----------------------------------------------------------

Net income (loss)                      $  (474)        $  (7)   $(1,151)   $   481       $(1,151)
                                       ===========================================================

                                      CLIMACHEM, INC.
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                       (Unaudited)
                        Three Months Ended March 31, 2000 and 1999

Note 7: Long-term Debt (continued)

                                      CLIMACHEM, INC.
                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                        (Unaudited)
                              Three Months Ended March 31, 2000
                                    (Dollars in thousands)

                                       GUARANTOR      NON-     COMPANY  ELIMINATIONS  CONSOLIDATED
                                      SUBSIDIARIES  GUARANTOR  (PARENT)
                                                   SUBSIDIARY

Net cash flows from operations        $ (1,138)     $  1,261   $ 1,893   $      -      $   2,016

Cash flows from investing activities
  Capital expenditures                  (1,946)         (289)       (1)                   (2,236)
  Investments in and advances to LSB
   and Affiliates                        1,441          (642)    (1,425)                    (626)
  Decrease(increase) in other assets     1,180                     (238)                     942
                                      ------------------------------------------------------------

Net cash provided (used) by
 investing activities                      675          (931)    (1,664)                  (1,920)

Cash flows from financing
 activities:
  Payments on long-term debt              (970)                                             (970)
  Proceeds from borrowings on long-
   term debt                             2,303                                             2,303
  Net change in revolving debt          (1,461)                                           (1,461)
                                       -----------------------------------------------------------

Net cash used by financing
 activities                               (128)            -         -                      (128)
                                       -----------------------------------------------------------

Net increase (decrease) in cash from
 all activities                           (591)          330       229                       (32)

Cash at the beginning of period            816           703     1,154                      2,673
                                        ----------------------------------------------------------

Cash at end of period                  $   225       $ 1,033   $ 1,383      $      -    $   2,641
                                       ==========================================================

                                    CLIMACHEM, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)
                      Three Months Ended March 31, 2000 and 1999

Note 7: Long-term Debt (continued)

                                    CLIMACHEM, INC.
                    CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                      (Unaudited)
                            Three Months Ended March 31, 1999
                               (Dollars in thousands)

                                       GUARANTOR      NON-     COMPANY  ELIMINATIONS  CONSOLIDATED
                                      SUBSIDIARIES  GUARANTOR  (PARENT)
                                                    SUBSIDIARY

Net cash flows from operations        $ (2,555)      $     -     $   31     $     -    $ (2,524)

Cash flows from investing activities
  Capital expenditures                  (2,145)                                          (2,145)
  Payments made for acquisition         (3,113)                                          (3,113)
  Advances to LSB and affiliates        (1,996)                                          (1,996)
  Decrease in other assets               2,058                      35                    2,093
                                       ---------------------------------------------------------

Net cash provided (used) by
 investing activities                   (5,196)                     35                   (5,161)

Cash flows from financing
 activities:
  Payments on long-term debt            (1,782)                                          (1,782)
  Net change in revolving debt           9,006                                            9,006
                                       ---------------------------------------------------------

Net cash provided (used) by
 financing activities                    7,224             -                              7,224

Net increase (decrease) in cash from
 all activities                           (527)            -        66                     (461)

Cash at the beginning of period            744             2         4                      750
                                        --------------------------------------------------------
Cash at end of period                   $  217       $     2     $  70    $     -      $    289
                                        ========================================================

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's March 31, 2000 Condensed Consolidated Financial Statements.

     Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

OVERVIEW

     In   October   1997,   the  Company  was  organized   as   a   new   wholly
owned subsidiary of LSB Industries, Inc. (ALSB@). The Company owns substantially all of LSB's Chemical and Climate Control
Businesses. See Note 1 of Notes to Condensed Consolidated Financial Statements. Information about the Company's operations in different industry segments for the three months ended March 31, 2000 and 1999 is detailed below.

                              Three Months Ended March  31,
                                  2000          1999
                                    (in thousands)


Sales:
  Business continuing:
    Chemical                   $  35,067      $  30,662
    Climate Control               31,630         26,699
  Business disposed of (1):
    Chemical                                      2,868
                               ------------------------
                               $  66,697      $  60,229
                               ========================
Gross profit (loss) (2):
  Businesses continuing:
    Chemical                   $   6,114      $   4,951
    Climate Control                8,429          8,265
  Business disposed of (1):
    Chemical                                      (158)
                               ------------------------
                               $  14,543      $  13,058
                               ========================
Operating profit (loss) (3):
  Businesses continuing:
    Chemical                   $   2,617      $   1,462
    Climate Control                2,208          2,410
Business disposed of (1):
    Chemical                           -          (743)
                                -----------------------
                                   4,825          3,129
Unallocated fees from
 Services  Agreement,
 Management Agreement and
 general corporate  expenses,
 net                              (1,196)          (674)
Interest income                      410            340
Other income (expense), net          331           (278)
Interest Expense:
  Businesses continuing            (3,690)       (3,493)
  Business disposed of -
   Chemical                             -          (125)
Provision for loss on firm
   purchase commitments -
   Chemical                          (975)            -
                                 -----------------------
Loss before
 provision for income taxes      $   (295)     $  (1,101)
                                 ========================


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

   (3)  Operating  profit  (loss)  by  industry   segment
        represents  gross profit less operating  expenses
        before   deducting   fees   from   the   Services
        Agreement, Management Agreement, interest expense, provision for loss on firm purchase commitments, and income taxes.

Chemical Business

     Sales in the Chemical Business (excluding the Australian subsidiary in which substantially all of its assets were disposed of in August, 1999) have increased from $30.7 million in the three months ended March 31, 1999 to $35.1 million in the three months ended March 31, 2000 and the gross profit (excluding the Australian subsidiary and the provision for loss on firm purchase commitments) has increased from $5.0 million in 1999 to $6.1 in 2000. The gross profit percentage (excluding the Australian subsidiary and the provision for loss on firm purchase commitments) has increased from 16.2% in 1999 to 17.4% in 2000 primarily as a result of increased industrial acid sales to third parties and increased volumes to Bayer. Also, ammonium nitrate sales have increased for agricultural products due to improved climate conditions, higher sales prices, and increased demand due to a decrease of imports in Russian nitrate.

     As of March 31, 2000, the Chemical Business had commitments to purchase 90,000 tons of anhydrous ammonia under the take or pay contract at a minimum volume of 2,000 tons of anhydrous ammonia during 2000 and 3,000 tons of anhydrous ammonia during 2001 and 2002. The Company's purchase price of anhydrous ammonia under this contract can be higher or lower than the current market spot price of anhydrous ammonia. Pricing is subject to variations due to numerous factors contained in this contract. Based on the pricing index contained in this contract, prices paid during the three months ended March 31, 2000 were higher than the current market spot price. The purchase price(s) the Chemical Business will be required to pay for the remaining 90,000 tons of anhydrous ammonia under this contract currently exceeds and is expected to continue to exceed the spot market prices throughout the purchase period. In addition, under the contract the Company is committed to purchase 50% of its remaining requirements of anhydrous ammonia through 2002 from this third party at prices which approximate market prices. Additionally, the excess supply of nitrate based products, caused, in part, by the import of Russian nitrate, caused a significant decline in the sales prices during 1999; although sales prices have improved in 2000 (no improvement in sales margins is expected in the near term due to increased cost of anhydrous ammonia). During the second and third quarters of 1999, this decline in sales price resulted in the cost of anhydrous ammonia purchased under this contract when combined with manufacturing and distribution costs, to exceed anticipated future sales prices. As a result, in 1999 the Company recorded loss provisions for anhydrous ammonia required to be purchased during the remainder of the contract aggregating approximately $8.4 million. At March 31, 2000, an additional loss provision of approximately $1.0 million was recorded based on the forward contract pricing existing at March 31, 2000 and estimated market prices for products to be manufactured and sold during the remainder of the contract. At March 31, 2000 the accrued liability for future payments of the loss provision included in the Condensed Consolidated Financial Statement was approximately $7.8 million. It is reasonably possible that this loss provision estimate may change in the near term. There are no assurances that such estimates will prove to be accurate. Differences, if any, in the estimated future cost of anhydrous ammonia and the actual cost in effect at the time of purchase and differences in the estimated sales prices and actual sales prices of products manufactured could cause the Company's operating results to differ from that estimate. Based on the purchase price of ammonia under the firm purchase commitment and other factors as of May 31, 2000, the Company may be required to recognize an additional loss provision of approximately $.2 million in the second quarter of 2000.

     The  Chemical  Business is a member of  an  organization  of domestic  fertilizer grade ammonium nitrate  producers  which
sought   relief  from  extremely  low  priced  Russian  ammonium
nitrate. This industry group filed a petition in July 1999 with the U.S. International Trade Commission and the U.S. Department of Commerce seeking an antidumping investigation and, if warranted, relief from Russian dumping. The International Trade Commission has rendered a favorable preliminary determination that U.S. producers of ammonium nitrate have been injured as a result of Russian ammonium nitrate imports. In addition, the U.S. Department of Commerce has issued a preliminary affirmative determination that the Russian imports were sold at prices that are 264.59% below their fair market value. On May 19, 2000, the U.S. and Russian governments entered into an agreement to limit volumes and set minimum prices for Russian ammonium nitrate exported to the United States. As a result of this agreement, the antidumping investigation has been suspended. The U.S. industry or Russian exporters may, however, request completion of the investigation. If the investigation is completed with the final affirmative findings by the Department of Commerce and the International Trade Commission, an antidumping order will automatically be put in place in the event of termination or violation of the agreement.

     In May 1999, a subsidiary of the Company completed its obligations pursuant to an agreement to construct a nitric acid plant located within Bayer's Baytown, Texas chemical plant complex. This plant is being operated by a subsidiary and is supplying nitric acid to Bayer under a long-term supply contract. Sales by this subsidiary to Bayer were approximately $7.3 million during the quarter ended March 31, 2000. Management estimates that, at full production capacity based on terms of the Bayer Agreement and, based on the price of anhydrous ammonia as of the date of this report, the plant should generate approximately $35 million in annual gross revenues. Unlike the Chemical Business' regular sales volume, the market risk on this additional volume is much less since the contract provides for recovery of costs, as defined, plus a profit. The Company's subsidiary is leasing the nitric acid plant pursuant to a leverage lease from an unrelated third party for an initial term of ten (10) years which, began on June 23, 1999. See "Special Note Regarding Forward Looking Statements".

     The results of operation of the Chemical Business' Australian subsidiary had been adversely affected due to adverse economic developments in certain countries in Asia. As these adverse economic conditions in Asia continued, they had an adverse effect on the Company's consolidated results of operations. As a result of the economic conditions in Australia and the adverse effect of such conditions on the Company's consolidated results of operations, the Company entered into an agreement to dispose of this business. On August 2, 1999 substantially all the assets were sold and a loss of approximately $2 million was recognized. See Note 5 of Notes to Condensed Consolidated Financial Statements.

     The Australian subsidiary revenues for the first quarter of 1999 were $2.9 million and the loss was $1.0 million.

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

Sales in the Climate Control Business have increased from $26.7 million for the three months ended March 31, 1999 to $31.6 million in the three months ended March 31, 2000 and the gross profit has increased from $8.3 million in 1999 to $8.4 million in 2000. The gross profit percentage has decreased from 31.1% in 1999 to 26.6% in 2000 primarily as a result of lower margins in the commercial and export heat pump businesses due to increased competitive pricing and the costs associated with new start-up product lines.

RESULTS OF OPERATIONS

Three  months ended March 31, 2000 vs. Three months  ended  March
31, 1999.

     Revenues

     Total revenues, excluding business disposed of, for the three months ended March 31, 2000 and 1999 were $67.4 million and $57.7 million, respectively (an increase of $9.7 million). Sales increased $9.3 million and other income increased $.4 million.

     Net Sales

     Consolidated net sales, excluding business disposed of, included in total revenues for the three months ended March 31, 2000 were $66.7 million, compared to $57.4 million for the first three months of 1999, a increase of $9.3 million. This increase in sales resulted from: (i) increased sales in the Climate Control Business of $4.9 million due to an increase in modular high rise sales, increased export sales and sales contributed by new start-up companies, (ii) increased sales in the Chemical Business of $4.4 million. The Chemical Business' sales increased due to increased industrial acid sales to third parties including Bayer and ammonium nitrate sales increases for Agricultural Products due to improved climate conditions and a decrease of imports in Russian nitrate.

     Gross Profit

     Gross profit, excluding business disposed of, was 21.8% for the first three months of 2000, compared to 23.0% for the first three months of 1999. The decrease in the gross profit percentage was due primarily to lower margins in the commercial and export heat pump business due to increased competitive pricing and the costs associated with new start-up product lines. This decrease was offset by increased industrial acid sales to third parties. Also, gross profit from ammonium nitrate sales increased due to higher sales prices and increased demand.

     Selling, General and Administrative Expense

     Selling,   general  and  administrative  ("SG&A")  expenses,
excluding business disposed of, as a percent of net sales were 16.4% in the three month period ended March 31, 2000, compared to 17.5% for the first three months of 1999. This decrease as a percentage of sales is primarily the result of higher sales,
however,   SG&A  expenses  are  higher  in  2000   due   to   the
restructuring of certain administrative costs relating to the Company's operations which reassigned personnel and their related costs to the Companies for which they serve, the costs associated with new start-up product lines and the management fee to LSB of $.5 million in 2000 which was not incurred in 1999.

     Interest Expense

     Interest expense, excluding business disposed of, for the Company was $3.7 million during the first three months of 2000, compared to $3.5 million during the first three months of 1999. The interest expense was consistent due to decreased average borrowings offset by increased lenders' prime rates.

     Provision for Loss on Firm Purchase Commitments

     The  Company  had  a  provision for loss  on  firm  purchase commitments of $1.0 million for the three months ended March  31,
2000.    See   discussion  in  Note  6  of  Notes  to   Condensed
Consolidated Financial Statements.

     Businesses Disposed of

     The Company sold substantially all the assets of a wholly owned subsidiary in 1999. See discussion in Note 5 of the Notes to Condensed Consolidated Financial Statements.

     Loss Before Provision for Taxes

     The Company had a loss before provision for income taxes of $.3 million in the first three months of 2000 compared to a loss before income taxes of $1.1 million in the three months ended March 31, 1999. The increased profitability of $.8 million was due to improved profit margins of the Chemical Business offset by lower margins in the commercial and export heat pump business and the management fee due to LSB in 2000, as previously discussed.

     Provision for Income Taxes

     The accompanying Condensed Consolidated Financial Statements include a provision for income taxes of $50,000 in the first three months of 1999 on a pre-tax loss of $1.1 million (an effective rate of 4.6%). The effective rates in 1999 differ from statutory rates due primarily to the Australian subsidiary losses. There is no tax provision for the three months ended March 31, 2000 due to the level of income and the existence of net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations

     Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow, borrowings under its revolving credit facilities, and by issuance of senior unsecured notes in November 1997.

     Net cash provided by operations for the three months ended March 31, 2000 was $2.0 million, after $2.2 million for noncash depreciation and amortization, realization of losses on purchase commitments of $.4 million, and the following changes in assets and liabilities: (i) accounts receivable increases of $2.7 million; (ii) inventory increases of $2.5 million;
(iii)  decreases  in supplies and prepaid items of  $.1  million;
(iv) increases in accounts payable and accrued liabilities of $5.1 million, and (v) an increase of $.5 million due from LSB and affiliates. The increase in accounts receivable was primarily due  to  seasonal  sales of agricultural products  and  sales  of industrial acids in the Chemical Business offset by decreased days of sales outstanding in the Climate Control Business due to improved collections. The increase in inventory was due primarily to increased production in the Climate Control Business' and an increase in stock units. The Chemical business inventory increased due to anticipated demands relating to the spring fertilizer season.

     The increase in accounts payable and accrued liabilities resulted primarily from the accrual of interest expense related to the Senior Unsecured Notes which is payable semi-annually, increased purchasing in the heat pump business, and timing of payments in the industrial acids business. The net increase in the amounts due from LSB and affiliates relates to accrued interest on certain notes receivable.

Cash Flow From Investing And Financing Activities

     Cash used by investing activities for the three months ended March 31, 2000 included $2.2 million in capital expenditures, a net increase of $.6 million in amounts due from LSB and affiliates related to accrued interest on certain notes receivable and amounts paid by the Company for services provided by LSB in 1999 and $1.0 million for decreases in other assets. The capital expenditures took place in the Chemical and Climate Control Businesses to enhance production and product delivery capabilities.

     Net  cash   used  by financing activities included  proceeds
from  long-term debt of $2.3 million, payments on long-term  debt of  $1  million  and  net  decreases in revolving  debt  of  $1.5 million.

Source of Funds

     The Company owns substantially all of LSB's former Chemical and Climate Control Businesses. The Company and its subsidiaries are dependent on credit agreements with lenders and internally generated cash flow in order to fund their operations and pay their debts and obligations.

     As of March 31, 2000, LSB and certain of its subsidiaries, including the Company, are parties to a working capital line of credit evidenced by two separate loan agreements ("Agreements") with a lender ("Lender") collateralized by receivables, inventories and proprietary rights of the parties to the
Agreements. The Agreements have been amended from time to time since inception to accommodate changes in business conditions and financial results. This working capital line of credit is the primary source of liquidity for LSB and the Company.

     The Agreements, as amended, required LSB and the Company to maintain certain financial ratios and contain other financial covenants, including capital expenditure limitations. In 1999, the Company's financial covenants were not required to be met so long as LSB and its subsidiaries, including the Company that are parties to the Agreements, maintained a minimum aggregate availability under the Revolving Credit Facility of $15.0 million. When availability dropped below $15.0 million for three consecutive business days, LSB and the Company were required to maintain the financial ratios discussed above and tangible net worth requirements. Due to an interest payment of $5.6 million made by the Company on December 30, 1999, relating to the outstanding $105 million Senior Unsecured Notes ("Senior Notes"), the availability dropped below the minimum aggregate availability level required on January 1, 2000. Because LSB and the Company could not meet the financial ratios required by the Agreements, LSB and the Company entered into a forbearance agreement with the Lender effective January 1, 2000. The forbearance agreement waived the financial covenant requirements for a period of sixty
(60) days.

     Prior to the expiration of the forbearance agreement, the Agreements were amended, to provide for total direct borrowings of $50.0 million including the issuance of letters of credit. The maximum borrowing ability under the newly amended Agreements is the lesser of $50.0 million or the borrowing availability calculated using advance rates and eligible collateral less $5.0 million. The amendment increased the interest rates on outstanding borrowings from the Lender's prime rate plus .5% per annum to the Lender's prime rate plus 1.5% per annum the
Company's LIBOR interest rate option, or at the Lender's LIBOR rate plus 3.875% per annum, from 2.875%. The term of the
Agreements is through December 31, 2000, and is renewable thereafter for successive thirteen-month terms if, by October 1, 2000, LSB, the Company and Lender shall have determined new financial covenants for the calendar year beginning on January 2001.

     In April 2000, the Company repurchased $5.0 million of the Senior Notes for approximately $1.2 million. The Company funded the repurchase of the Senior Notes out of its working capital.

     As of March 31, 2000 LSB, exclusive of the Company, and the Company has a borrowing availability under their existing revolver of $.3 million, and $13.6 million respectively, or $13.9 million in the aggregate and the effective interest rate was
10.5%. Borrowings under the Revolver outstanding at March 31, 2000, were $23.6 million, $25.8 million including the borrowings of Non-ClimaChem companies. The annual interest on the outstanding debt under the Revolver at March 31, 2000, at the rates then in effect would approximate $2.5 million. The Agreements also restrict the flow of funds, except under certain conditions, to subsidiaries of the Company that are not parties to the Agreement.

     In addition to the credit facilities discussed above, as of December 31, 1999, the Company's wholly-owned subsidiary, DSN Corporation ("DSN"), is a party to three loan agreements with a financial company (the "Financing Company") for three projects. At March 31, 2000, DSN had outstanding borrowings of $7.5 million under these loans. The loans have monthly repayment schedules of principal and interest through maturity in 2002. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at March 31, 2000, at the agreed to interest rates would approximate $.7 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements. In March, 2000, DSN obtained a waiver from the Financing Company of the covenants financials through April 1, 2001.

     During January 2000, a subsidiary of the Company obtained financing up to $3.5 million with the City of Oklahoma City ("Lender") to finance the working capital requirements of Climate Control's new product line of large air handlers ("Interim financing"). The Interim financing agreement does not require principal payments and bears interest at the LIBOR rate plus two-tenths of one percent (.2%) per annum. The Interim financing will be replaced with permanent financing upon the Lender's completion of a public offering at which time the outstanding borrowings will bear interest at LIBOR plus two-tenths of one percent (.2%)
per   annum,  adjusted  monthly  due  semi-annually.    Principal
payments  will  be required annually based on a term  of  sixteen
(16) years but based on a twenty (20) year amortization period. The balance of the principal and interest is due at the end of the sixteen year term. The loan is secured by a mortgage on the manufacturing facility and a separate unrelated parcel of land owned by a subsidiary of LSB.

     The  Company  is  restricted as to the  funds  that  it  may transfer to LSB under the terms contained in an Indenture ("Indenture") covering the $105 million in Unsecured Senior Notes issued by the Company. Under the terms of the indenture, the Company cannot transfer funds to LSB, except for (i) the amount of income taxes that they would be required to pay if they were not consolidated with LSB, (the "Tax Sharing Agreement"), (ii) an amount not to exceed fifty percent (50%) of the Company's cumulative net income from January 1, 1998 through the end of the period for which the calculation is made for the purpose of proposing a dividend payment, and (iii) the amount of direct and indirect costs and expenses incurred by LSB on behalf of the Company and the Company's subsidiaries pursuant to a certain services agreement and a certain management agreement to which the companies are parties. The Company sustained a net loss of $19.2 million in the calendar year 1999, and had a net loss of $.3 million for the first quarter of 2000. Accordingly, no amounts were paid to LSB by the Company under the Tax Sharing Agreement during 1999 and the three months ended March 31, 2000 and based on the Company's cumulative losses at March 31, 2000, and current estimates for the results of operations for the year ended December 31, 2000, none are expected during the remainder of 2000. For the three months ended March 31, 2000, EBITDA as defined in the Management Agreement exceeded $6.5 million by more than $450,000, thus the quarterly management fee to LSB of $450,000 was expensed in the Condensed Consolidated Statement of Operations for the period then ended. This managmement fee also served to reduce the amount due from LSB and affiliates in the Condensed Consolidated Balance Sheet as of March 31, 2000. No management
fee was earned or paid to LSB in 1999.   See Note  3  of Notes to
Condensed  Consolidated  Financial  Statements   for discussion of
the "Service Agreement" and "Management Agreement".

     Beginning January 1, 2000, the Company began to pay directly to service providers and employees, the majority of the costs for services, that it has historically reimbursed to LSB.

     LSB and its subsidiaries other than the Company and its subsidiaries and excluding LSB's Automotive Products Business, (the "LSB Non-ClimaChem Entities") are dependent upon their separate cash flows and the restricted funds which can be distributed by the Company under the above mentioned agreements.
As of March 31, 2000, the LSB Non-ClimaChem Entities, excluding the Automotive Products Business, had a working capital deficit of $3.4 million (including $4.0 million of inventories and $3.4 million of accounts receivable), and long-term debt of $32.9 million (including that owed by the Company). For the three months ended March 31, 2000, the LSB Non-ClimaChem Entities had net income approximately of $.5 million. LSB is focusing its efforts and resources on its core businesses, primarily represented by ClimaChem. On April 5, 2000 LSB's Board of Directors approved a plan for the disposal of its Automotive Products Business. The plan called for management to dispose of the Automotive Business through a sale which was concluded on May 4, 2000. LSB is also realigning its overhead to better match its focus on the Chemical and Climate Control Businesses of the Company. Based on these plans, management of LSB believes the LSB Non-ClimaChem Entities will have sufficient operating capital to meet its obligations as they come due, including those to the Company. If LSB management is not successful in executing this plan, including realignment of overhead to reduce its operating costs or realizing certain excess and non-core assets, and if the Company is not able to transfer funds to LSB and its affiliates as permitted under the Indenture, the recoverability of the loans and advances to LSB, which aggregate $16.4 million at March 31, 2000 may not be recoverable. As of March 31, 2000, the Company has not provided an allowance for doubtful accounts against these receivables, loans and advances since it is their present belief that LSB will be able to pay these amounts; however, it is reasonably possible that the evaluation relative to the amounts due from LSB and its subsidiaries could change in the near future.

     For the remainder of 2000, the Company has planned capital expenditures of approximately $7.3 million. These capital expenditures include approximately $2.0 million, which the Chemical Business plans to spend under consent orders with the State of Arkansas related to environmental control facilities at its El Dorado facility, as previously discussed in this report. The Company is currently exploring alternatives to finance these capital expenditures. There are no assurances that the Company will be able to arrange financing for its capital expenditures. Failure to be able to make a substantial portion of these capital expenditures, including those related to environmental matters, could have a material adverse effect on the Company.

     In March 2000, the Company retained Chanin Capital Partners as its financial advisor to assist in evaluating alternatives relating to the Company's liquidity and determining its alternatives for financial restructuring. As part of the Company's restructuring, the Company and its financial advisor have begun discussions with an ad hoc committee of holders of the Senior Notes, to repurchase and or restructure the Senior Notes in order to reduce the Company's leverage and increase its equity capitalization. The Company did not make the June 1, 2000 interest payment of $5.4 million on the Senior Notes (excluding interest on the $5.0 million of Senior Notes repurchased by the Company). Under the terms of the indenture governing the Senior Notes, the Company has a grace period of 30 days to make the interest payment or enter into satisfactory agreements with the holders of the Senior Notes before the Senior Notes are in default. The Company currently anticipates achieving satisfactory resolution of this matter.

     Further, as part of its restructuring of its indebtedness, the Company has also initiated discussions to obtain a new credit facility or expanded credit facility to repurchase the Senior Notes and/or to replace its existing working capital lender.

     As previously stated, LSB the parent of the Company, owes the Company approximately $16.4 million, of with $10.0 million bears an  annual rate of interest of 10_%, payable semiannually on June
1   and  December  1,  and  the  principal  due  in  2007.    The
semiannually interest payments of approximately $.5 million due June 1, 2000, on the $10.0 million note, was not paid by LSB. LSB has a 30-day grace period in which to pay the interest payment.

Joint Venture and Option to Purchase

     During the second quarter of 1999, the Company purchased from a subsidiary of LSB, an option which expires June 15, 2005, to purchase a French manufacturer of HVAC equipment whose product line is compatible with that of the Company's Climate Control Business in the United States. In addition to the option, the Company acquired all amounts due and payable by the French HVAC manufacturer or its parent to LSB. As of the date of this report, the decision has not been made to exercise the option to acquire the stock of the French manufacturer.

     In 1995, a subsidiary of LSB invested approximately $2.8 million to purchase a fifty percent (50%) interest in an energy conservation joint venture (the "Project"). The Project had been awarded a contract to retrofit residential housing units at a U.S. Army base which it completed during 1996. The completed contract was for installation of energy-efficient equipment (including air conditioning and heating equipment), which would reduce utility consumption. For the installation and management, the Project will receive a percentage of all energy and maintenance savings during the twenty (20) year contract term. In January 1999, the Company purchased this investment by purchasing the stock of the LSB subsidiary that owned the Project. The Company paid $3.1 million to LSB in connection with this purchase. This amount equaled the book value of the investment on the books of LSB's subsidiary, which approximated the investment's fair value, at the date of purchase. The Company's equity interest in the results of operations since the date of acquisition from LSB through March 31, 2000 was not material.

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

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for an expanded analysis of expected maturities of long term debt and its weighted average interest rates and discussion related to raw material price risk.

     As of March 31, 2000, the Company's variable rate and fixed rate debt, which aggregated $142.1 million, exceeded the debt's fair market value by approximately $89.3 million ($78.8 million at December 31, 1999). The fair value of the Company's Senior Notes was determined based on a market quotation for such securities.

Raw Material Price Risk

      The Company has a remaining commitment at March 31, 2000 to purchase 90,000 tons of anhydrous ammonia under a contract. The Company's purchase price can be higher or lower than the current market spot price. As of March 31, 2000, based on the forward contract pricing expected during the remaining contract term and estimated market prices for certain products to be manufactured and sold during the remainder of the contract, a provision for losses during the remainder of the purchase period of $1.0 million was recorded in the three months ended March 31, 2000. See Note 6 of Notes to Condensed Consolidated Financial Statements.


                    SPECIAL NOTE REGARDING
                   FORWARD-LOOKING STATEMENTS

      Certain statements contained within this report may be deemed "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward Looking Statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward Looking Statements. Forward Looking Statements contained herein include, among other things, (i) ability to improve operations and become profitable, (ii) establishing a position as a market leader, (iii) the amount of the loss provision for anhydrous ammonia required to be purchased or that the cost to produce
Chemical Business products will improve, (iv) declines in the price of anhydrous ammonia, (v) obtaining a general ruling as to Russian dumping of anhydrous ammonia (vi) amount to be spent relating to compliance with federal, state and local Environmental laws at the El Dorado Facility, (vii) improving LSB's liquidity and profits through liquidation of assets or realignment of assets or some other method, (viii) anticipated financial performance, (ix) ability to comply with the Company's general working capital and debt service requirements, (x) ability to be able to continue to borrow under the Company's revolving line of credit, (xi) adequate cash flows to meet its presently anticipated capital requirements, (xii) ability of the EDNC Baytown Plant to generate approximately $35 million in annual gross revenues, (xiii) ability to make required capital improvement, (xiv) ability to collect amounts owing to the
Company by LSB, (xv) LSB non-ClimaChem entities ability to pay its obligations as they come due, (xvi) anticipated cost of certain amounts of anhydrous ammonia exceed the market, (xvii) no improvements in the gross margin of certain nitrate based products of the Chemical Business is expected in the near future due to increased cost of anhydrous ammonia, and (xviii) the Company currently anticipates achieving satisfactory resolution of the non-payment of the June 1, 2000 interest payment on its 10 3/4% Senior Notes due 2007. While the Company believes the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues, (iii) material increase in interest rates; (iv) inability to collect in a timely manner a material amount of receivables, (v) increased competitive pressures, (vi) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending (vii) additional releases (particularly air emissions into the environment), (viii) material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, (ix) the requirement to use internally generated funds for purposes not presently anticipated, (x) ability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xi) the cost for the purchase of anhydrous ammonia increasing or the Company's inability to purchase anhydrous ammonia on favorable terms when a current supply contract terminates, (xii) changes in competition,
(xiii) the loss of any significant customer, (xiv) changes in operating strategy or development plans, (xv) inability to fund the working capital and expansion of the Company's businesses,
(xvi) adverse results in any of the Company's pending litigation,
(xvii) inability to obtain necessary raw materials, (xviii) Bayer's inability or refusal to purchase all of the Company's production at the new Baytown nitric acid plant; (xix) continuing decreases in the selling price for the Chemical Business' nitrogen based end products, (xx) ability of LSB to restructure its payables, and (xxi) other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward Looking Statements contained herein to reflect future events or developments.

           Independent Accountants' Review Report

Board of Directors
ClimaChem, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of ClimaChem, Inc. and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of ClimaChem, Inc. as December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 17, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31,1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                   ERNST & YOUNG LLP

Oklahoma City, Oklahoma
May 30, 2000


PART II
                        OTHER INFORMATION


Item 1.   Legal Proceedings

    There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 1999, which Item 3 is incorporated by reference herein.

Item 2.   Changes in Securities and Use of Proceeds

     Not applicable.

Item 3.   Defaults upon Senior Securities

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.   Other Information

     In March 2000, the Company retained Chanin Capital Partners as its financial advisor to assist in evaluating alternatives relating to the Company's liquidity and determining its alternatives for financial restructuring. As part of the Company's restructuring, the Company and its financial advisor have begun discussions with an ad hoc committee of the holders of the Senior Notes to repurchase and or restructure the Senior Notes in order to reduce the Company's leverage and increase its equity capitalization. The Company did not make the June 1, 2000 interest payment of approximately $5.4 million on the Senior Notes (excluding interest on the $5.0 million of Senior Notes repurchased by the Company). Under the terms of the indenture governing the Senior Notes, the Company has a grace period of 30 days to make the interest payment or enter into an agreement satisfactory with the holders of the Senior Notes. The Company currently anticipates achieving satisfactory resolution of this matter.

     LSB, the parent of the Company, owes the Company approximately $16.4 million as of May 31, 2000, of which $10.0 million bears an annual interest rate of 10_%, payable semi-annually on June 1 and December 1 and the principal due in 2007. The semi-annual interest payment due on the $10.0 million of approximately $.5 million due on June 1, 2000 was not paid by LSB. LSB has 30-day grace period in which to pay the interest payment.

Item 6.   Exhibits and Reports on Form 8-K

     (A)  Exhibits.

          The Company has included the following exhibits in this report:

          10.1 Covenant waiver letter, dated April 10, 2000, with
               CIT Group, which is incorporated by reference from
               exhibit  10.50  to  LSB Industries,  Inc.  ("LSB")
               Amendment No 2 to its 1999 Form 10-K;

          10.2 Seventh Amendment to Amended and Restated Loan and Security Agreement, which the Company incorporates by reference from exhibit 10.2 to the Company's Form 8-K, dated December 30, 1999;

          10.3 Amendment to Anhydrous Ammonia Sales Agreement, dated
               January 4, 2000, to be effective October 1, 1999, between Koch Nitrogen Company and El Dorado Chemical Company, which is incorporated by reference from LSB's Amendment No 2 to its 1999 Form 10-K. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

          10.4 Anhydrous Ammonia Sales Agreement, dated January, 12, 2000, to be effective October 1, 1999, between Koch Nitrogen and El Dorado Chemical Company, which is incorporated by reference from exhibit 10.44 to LSB's Amendment No 2 to its 1999 Form 10-K. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

          10.5 Eighth Amendment to Amended and Restated Loan and Security Agreement dated March 1, 2000, by and between Bank of America, N.A., which is incorporated by reference from exhibit 10.2 to LSB's Form 8-K dated March 1, 2000.

          10.6 Waiver of non-compliance of certain covenants through April 1, 2000 included in a Loan Agreement dated October 31, 1994, as amended between DSN Corporation and the CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.46 to LSB Industries, Inc.'s Form 10-K for the year ended December 31, 1999.

          15.1  Letter Re: Unaudited Financial Information

          27.1 Financial Data Schedule.

     (B) Reports of Form 8-K. The Company filed the following report on Form 8-K during the quarter ended March 31, 2000:

          (i)  Form  8-K, dated January 12, 2000 (date of  event:
               December 30, 1999). The item reported was Item 5 "Other Events" discussing the payment of the December 1, 1999 interest payment on the Company's outstanding 10 3/4% Senior Notes due 2007.

          (ii) Form  8-K,  dated March 10, 2000 (date  of  event:
               March  1,  2000).  The item reported  was  Item  5
               "Other Events" discussing the amendment of the Company's credit facility.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 8th day of June, 2000.


                           CLIMACHEM, INC.



                         By:
                               Tony M. Shelby,
                               Vice President - Chief Financial
                               Officer, (Principal Financial
                               Officer)


                         By:
                               Jim D. Jones
                               Vice President - Treasurer
                               (Principal Accounting Officer)