Form 10-K/A
period 1999-12-31
CLIMACHEM INC
filed 2000-07-13
CIK 1053518

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                         AMENDMENT NO. 2
                               to
                           FORM 10-K/A

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended:  December 31, 1999

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from ___________ to ___________

                     Commission File Number:

                         CLIMACHEM, INC.
     (Exact Name of Registrant as Specified in its Charter)


      Oklahoma                                 73-1528549
_______________________                 _________________________
(State of Incorporation)                (I.R.S. Employer
                                        Identification No.)

      16 South Pennsylvania Avenue
        Oklahoma City, Oklahoma                         73107
________________________________________              __________
(Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, Including Area Code:  (405) 235-4546
                                                    ________________

Securities Registered Pursuant to Section 12(b) of the Act:  None

Securities Registered Pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past
90 days. YES X    NO
            ___     _____

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

                              PART IV
                              _______

     This Amendment No. 2 to the Company's Form 10-K for the fiscal year ended December 31, 1999, amends only exhibit references 10.46, 10.47, and
21.1 contained at Item 14(a)(3) to provide for incorporation of such exhibits by reference. Except as set forth in the foregoing sentence, the Company's Form 10-K, as amended by Amendment No. 1 to the Company's Form 10-K filed May 1, 2000, remains unchanged.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
_______   ________________________________________________________________

 (a)(3)   Exhibits
          ________

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

4.2. Form 10 3/4% Series B Senior Notes due 2007, which the Company hereby incorporates by reference from Exhibit 4.3 to the Company's Registra-tion Statement, No. 333-44905.

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

10.15. Security Agreement-Mortgage on Goods and Chattels, dated April 18, 1997, executed by International Environmental Corporation in favor of ORIX Credit Alliance, Inc., which the Company hereby incorporates by reference from Exhibit 10.31 to the Company's Registration State-ment, No. 333-44905.

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

10.34. Participation Agreement, dated as of June 27, 1997, among El Dorado Nitrogen Company, Boatmen's Trust Company of Texas as Owner Trustee, Security Pacific Leasing corporation, as Owner Participant and a Construction Lender, Wilmington Trust Company, Bayerische Landesbank, New York Branch, as a Construction Lender and the Note Purchaser, and Bank of America National Trust and Savings Association, as Construc-tion Loan Agent, which the Company hereby incorporates by reference from Exhibit 10.5 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.35. Lease Agreement, dated as of June 27, 1997, between Boatmen's Trust Company of Texas as Owner Trustee and El Dorado Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 10.6 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997.

10.36. Security Agreement and Collateral Assignment of Construction Docu-ments, dated as of June 27, 1997, made by El Dorado Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 10.7 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended
       June 30, 1997.

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

10.39. Sales Contract, dated December 7, 1998, between Solutia, Inc. and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.39 to LSB Industries, Inc.'s Form
       10-K for the fiscal year ended December 31, 1998. CERTAIN INFORMA-TION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #7927, DATED JUNE 9, 1999, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

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

10.46. Amendment to Anhydrous Ammonia Sales Agreement, dated January 4, 2000, to be effective October 1, 1999, between Koch Nitrogen Company and
       El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.43 to LSB Industries, Inc.'s Form 10-K for the fiscal year ended December 31, 1999. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY
       THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.47. Anhydrous Ammonia Sales Agreement, dated January 12, 2000, to be effective October 1, 1999, between Koch Nitrogen Company and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.44 to LSB Industries, Inc.'s Form 10-K for the fiscal year ended December 31, 1999. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.48. Eighth Amendment to Amended and Restated Loan and Security Agreement, dated March 1, 2000, by and between Bank of America, N.A. and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company, and Slurry Explosive Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 8-K dated March 1, 2000.

10.49. Loan Agreement dated December 23, 1999 between Climate Craft, Inc. and the City of Oklahoma City which the Company hereby incorporates by reference from Exhibit 10.49 to LSB's Form 10-K for fiscal year ended December 31, 1999.

21.1. Subsidiaries of the Company which the Company hereby incorporates by reference from Exhibit 21.1 to the Company's Form 10-K for the fiscal year ended December 31, 1998.

23.1. Consent of Independent Auditors*

27.1. Financial Data Schedule*

_________________

* originally filed with the Form 10-K for the year ended December 31, 1999.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 13th day of July, 2000.

                                     CLIMACHEM, INC.


                                     By:  /s/ Jack E. Golsen
                                        _________________________
                                        Jack E. Golsen
                                        Chairman of the Board and
                                        President