Form 10-Q
period 2000-06-30
CLIMACHEM INC
filed 2000-08-15
CIK 1053518

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For Quarterly period ended    June 30, 2000

     OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from_____________ to______________

     Commission file number   333-44905


                 ClimaChem, Inc.
Exact name of Registrant as specified in its charter


                OKLAHOMA                     73-1528549
             State or other               I.R.S. Employer
            jurisdiction of              Identification No.
            incorporation or
              organization

          16 South Pennsylvania, Oklahoma City, Oklahoma     73107
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

The   accompanying  condensed  consolidated  balance   sheet   of
ClimaChem,  Inc.  at  June 30, 2000, the  condensed  consolidated
statements  of  operations  for the  six-month   and  three-month
periods   ended  June  30,  2000  and  1999  and  the   condensed
consolidated statement of cash flows for the six-month periods ended June 30, 2000 and 1999 have been subjected to a review, in accordance with standards established by the American Institute
of   Certified  Public  Accountants,  by  Ernst  &   Young   LLP,
independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature except as it relates to the provision for loss on firm purchase commitments recognized in the first and second quarters of 2000 and the second quarter of 1999 and the extraordinary gain recognized in the second quarter of 2000 on the extinguishment of certain Senior Unsecured Notes as discussed in Note 6 and Note 7, respectively, of Notes to Condensed Consolidated Financial Statements. The results of operations for the six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the full
year.   The condensed consolidated balance sheet at December  31,
1999, was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for an expanded discussion of the Company's financial disclosures and accounting policies.
                         CLIMACHEM, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
           (Information at June 30, 2000 is unaudited)
                     (Dollars in thousands)

ASSETS                               June  30,   December, 30
                                       2000          1999

Current assets:

Cash                                  $   3,401   $   2,673

Trade accounts receivable, net           45,581      41,934

Inventories:
   Finished goods                        10,018      11,275
   Work in process                        6,339       5,503
   Raw materials                         10,428       8,994
                                     ________________________
    Total inventory                      26,785      25,772

Supplies and prepaid items                4,468       4,314

Due from LSB and affiliates, net
 (Note 3)                                 1,840       1,758
                                    _________________________

   Total current assets                  82,075      76,451

Property, plant and equipment, net       75,225      75,667

Notes and interest receivable from
 LSB and affiliates (Note 3)             14,046      13,948

Other assets, net                        16,783      18,012
                                    __________________________

                                      $ 188,129   $ 184,078
                                    ==========================

                  (Continued on following page)

                         CLIMACHEM, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
           (Information at June 30, 2000 is unaudited)
                     (Dollars in thousands)

LIABILITIES AND STOCKHOLDERS'          June 30,   December, 31
EQUITY                                   2000        1999

Current liabilities:

  Accounts payable                   $   21,017  $   16,312

  Brokerage account payable               4,863           -

  Accrued liabilities                    15,829      13,791

  Current portion of long-term
   debt (Note 7)                         31,139      29,644
                                    ___________________________

    Total current liabilities            72,848      59,747

Long-term debt (Note 7)                  94,395     112,544

Accrued losses on firm purchase
 commitments (Note 6)                     5,009       5,652

Commitments and contingencies
 (Note 2)                                     -           -

Stockholders' equity:
  Common stock, $.10 par value;
   500,000 shares authorized,
   10,000 shares issued                       1           1
  Capital in excess of par value         12,652      12,652
  Retained earnings (accumulated
   deficit)                               3,224      (6,518)
                                      ________________________
    Total stockholders' equity           15,877       6,135
                                      ________________________

                                      $ 188,129   $ 184,078
                                      ========================

                    (See accompanying notes)

                         CLIMACHEM, INC.
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited)
             Six Months Ended June 30, 2000 and 1999
                     (Dollars in thousands)

Businesses continuing at June 30:       2000        1999

Revenues:
  Net sales                           $ 140,577   $ 125,718
  Other income, net                          55         240
                                     _______________________
                                        140,632     125,958
Costs and expenses:
  Cost of sales                         111,729      98,955
  Selling, general and
   administrative                        21,938      20,336
  Interest                                7,307       7,131
  Provision for loss on firm
   purchase commitments (Note 6)          2,485       7,500
                                     ________________________
                                        143,459     133,922
                                     ________________________
Loss before business disposed of,
 benefit  for income taxes and
 extraordinary gain                      (2,827)     (7,964)

Business disposed of (Note 5)
  Revenues                                    -       6,374
  Operating costs, expenses and
   interest                                   -       8,105
                                     ________________________
                                                     (1,731)

Loss on disposal of business                  -      (1,971)
                                     ________________________
                                              -      (3,702)
                                     ________________________
Loss before benefit for income taxes
 and extraordinary gain                  (2,827)    (11,666)

Benefit for income taxes                      -      (3,074)
                                     ________________________

Loss before extraordinary gain           (2,827)     (8,592)

Extraordinary gain, net of income
 taxes of  $900 (Note 7)                 12,569           -
                                     ________________________
 Net income (loss)                     $  9,742   $  (8,592)
                                     ________________________

Retained earnings (accumulated
 deficit) at beginning of period         (6,518)     12,664
                                     ________________________

Retained earnings at end of period     $  3,224   $   4,072
                                     ========================

Total comprehensive income (loss):
  Net income (loss)                    $  9,742   $  (8,592)
  Foreign currency translation
   income                                     -       1,559
                                     ________________________

                                       $  9,742   $  (7,033)
                                     ========================

                    (See accompanying notes)

                         CLIMACHEM, INC.
         CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           (Unaudited)
            Three Months Ended June 30, 2000 and 1999
                     (Dollars in thousands)

Businesses continuing at June 30:       2000        1999

Revenues:
  Net sales                            $ 73,880    $ 68,357
  Other income                                -          76
                                      ______________________
                                         73,880      68,433
Costs and expenses:
  Cost of sales                          59,575      54,810
  Selling, general and
   administrative                        11,024      10,319
  Interest                                3,616       3,637
  Provision for loss on
   firm purchase commitments (Note 6)     1,510       7,500
  Other expense                             687           -
                                      ______________________
                                         76,412      76,266
                                      ______________________
Loss before business disposed of,
 benefit  for income taxes and
 extraordinary gain                      (2,532)     (7,833)

Business disposed of (Note 5)
  Revenues                                    -       3,506
  Operating costs, expenses and
   interest                                   -       4,267
                                       ______________________
                                                      (761)

Loss on disposal of business                  -     (1,971)
                                       ______________________
                                              -     (2,732)
                                      _______________________
Loss before benefit for income taxes
 and extraordinary gain                  (2,532)   (10,565)

Benefit for income taxes                      -     (3,124)
                                      _______________________

Loss before extraordinary gain           (2,532)    (7,441)

Extraordinary gain, net of income
 taxes of $900 (Note 7)                  12,569          -
                                      _______________________

Net income (loss)                      $ 10,037   $ (7,441)
                                      _______________________

Retained earnings (accumulated
 deficit) at beginning of period         (6,813)    11,513
                                      _______________________

Retained earnings at end of period     $  3,224   $  4,072
                                      =======================

Total comprehensive income (loss):
  Net income (loss)                    $ 10,037   $ (7,441)
  Foreign currency translation
   income                                     -      1,337
                                       ______________________

                                       $ 10,037   $ (6,104)
                                       ======================

                    (See accompanying notes)

                         CLIMACHEM, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             Six Months Ended June 30, 2000 and 1999

                                         2000         1999
Cash flows from operating
activities:
  Net income (loss)                     $ 9,742   $ (8,592)
  Adjustments to reconcile net
   loss to
    Cash flows provided by
     operations:
    Extraordinary gain on
     extinguishment of debt             (13,469)        -
    Depreciation, depletion and
     amortization:
      Property, plant and
       equipment                          3,809       4,608
      Other                                 586         516
    Provision for possible losses
     on receivables                         139         484
    Provision for deferred income             -
     taxes                                    -      (3,374)
    Loss on business disposed of              -       1,971
    Inventory write-down and
     losses on firm purchase
     commitments, net of
     realizations of $1,521 in
     2000                                   964       9,100
    Cash provided (used) by
     changes in assets and
     liabilities:
       Trade accounts receivable         (3,617)     (6,708)
       Inventories                       (1,013)      1,033
       Supplies and prepaid items        (1,043)     (2,647)
       Accounts payable                   4,705       3,194
       Accrued liabilities                  507       2,859
       Due from LSB and affiliates         (180)         93
                                       ______________________

Net cash provided by operating
 activities                               1,130       2,537

Cash flows from investing
 activities:
  Capital expenditures                   (3,635)     (3,027)
  Payments made for acquisition               -      (3,113)
  Purchase of option                          -      (2,558)
  Investments in and advances to
    LSB and affiliates                        -      (1,899)
  Proceeds from sales of equipment            -           3
  Decrease (increase) in other assets       991        (569)
                                       _______________________
Net cash used in investing
 activities                              (2,644)    (11,163)

Cash flows from financing
 activities:
  Proceeds from borrowings of long-
   term debt                              2,442           -
  Payments on long-term debt             (2,153)     (2,767)
  Net change in revolving debt            1,953      12,964
                                       _______________________

Net cash provided by financing
 activities                               2,242      10,197
                                       ________________________

Net increase in cash from all
 activities                                 728       1,571

Cash at beginning of period               2,673         750
                                       ________________________

Cash at end of period                  $  3,401    $  2,321
                                       ========================

                    (See accompanying notes)

                         CLIMACHEM, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)
             Six Months Ended June 30, 2000 and 1999


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

Note 2: Commitments and Contingencies

Legal Matters

Following  is  a summary of certain legal actions  involving  the
Company:

A.   Arch  Minerals  Corporation, et al. v. ICI  Explosives  USA,
     Inc., et al. On May 24, 1996, the plaintiffs filed this civil cause of action against EDC and five other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. EDC does not believe that EDC conspired with any party, including, but not limited to, the five other defendants, to fix prices in connection with the sale of commercial explosives. Based on the anticipated future cost of defense and without admission of any kind, EDC has agreed to settle this action in principle for an amount which management does not consider material which was accrued and charged to operations in the three-month period ended June 30, 2000.

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

For the remainder of 2000, the Company has planned capital expenditures of approximately $2.5 million, but such capital expenditures are dependent upon obtaining acceptable financing. The Company expects to delay these expenditures as necessary based on the availability of adequate working capital and the availability of financing. The Company believes, based upon present circumstances, that it will receive relief from certain of the compliance dates under its wastewater management project and expects that this will ultimately result in the delay in the implementation date of such project. Because the Company has not completed its evaluation of engineering alternatives, the Company has not yet provided to the state of Arkansas its final design plans by the deadline of August 1, 2000 set forth in the applicable consent order. The consent order provides that the August 1, 2000 deadline for submission of final design plans will be preceded by the agency's issuance of a revised permit. The revised permit will include the discharge limits that will apply to the wastewater treatment project. To date the state has deferred issuance of the revised permit. The Company continues to regularly advise the state of the projects engineering status and financing status. Construction of the wastewater treatment project is subject to the Company obtaining financing to fund this project. There are no assurances that the Company will be able to obtain the required financing. Failure to construct the wastewater treatment project could have a material adverse effect on the Company.

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

Note 3: Transactions with Related Parties

Under the terms of the November 21, 1997 Services Agreement between the Company and LSB, the Company will pay to, or reimburse, LSB for the value of the office facilities of LSB, including LSB's principal offices and financial accounting offices utilized in the performance of the Services Agreement. LSB will determine the proportionate usage of such facilities by LSB and the Company, and the Company will pay to, or reimburse, LSB for its proportionate share of such usage.

Beginning January 1, 2000, the Company began to pay directly to service providers and employees, the majority of the costs for services, that it has historically reimbursed to LSB. Charges for such services reimbursed to LSB aggregate $218,000 and $2,131,000 for the six months ended June 30, 2000 and 1999, respectively. Management of the Company believes these charges from LSB reasonably approximate additional general and administrative costs which would have been incurred if the Company had been an independent entity during such periods. These amounts do not include reimbursements for costs described in the next paragraph or amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

In addition, the Service Agreement allows for purchases of other goods and services to the extent that the amount paid approximates fair value that would be paid to a third party. In the six months ended June 30, 2000, subsidiaries of the Company purchased certain raw materials from a subsidiary of LSB, not a subsidiary of the Company, for $2,696,000 (none in 1999). The Company also purchased industrial supplies from subsidiaries of LSB, which are not subsidiaries of the Company, aggregating $591,000 in the six months ended June 30, 2000 ($254,000 in 1999).

The Company's Climate Control manufacturing subsidiaries also lease facilities and production equipment from affiliates under various operating leases and a capital lease. Rental expense associated with the operating leases was $843,000 and $382,000 during the six months ended June 30, 2000 and 1999, respectively. In December 1999, a subsidiary of the Climate Control Business entered into a capital lease with a subsidiary of LSB which is not a subsidiary of the Company. The lease agreement required an initial payment of $2,000,000 for capital improvements required in the facility, which was paid in 1999, and requires 112 monthly payments of $20,291 commencing on September 1, 2006. The accompanying balance sheet includes buildings and improvements under the capital lease of $3,172,000 and long-term debt includes a capital lease obligation of $1,209,000 at June 30, 2000 ($1,172,000 at December 31, 1999) due to the LSB subsidiary.

For the six months ended June 30, 2000, earnings before interest, income taxes, depreciation and amortization ("EBITDA") as defined in the November 21, 1997 Management Agreement between the Company and LSB exceeded $13.0 million by more than $900,000, thus the management fee to LSB of $900,000 was expensed in the Condensed Consolidated Statement of Operations for the period then ended. This management fee served to reduce the amount due from LSB and affiliates in the Condensed Consolidated Balance Sheet as of June 30, 2000. No management fee was earned or paid to LSB in 1999.

For the six months ended June 30, 2000 the Company recorded a provision for income taxes relating to the extraordinary gain on the repurchase of Senior Unsecured Notes for the six months ended June 30, 2000 of $.9 million, $.8 million of which is payable to LSB under the terms of the Tax Sharing Agreement. This obligation to LSB also served to reduce the amount due from LSB and affiliates in the Condensed Consolidated Balance Sheet as of June 30, 2000. The Company was not obligated to pay any amount to LSB in 1999.

Under the terms of an Indenture between the Company, the guarantors and the trustee relating to the Notes (as defined in Note 7), the Company did not make any distributions or pay any dividends to LSB for the six months ended June 30, 2000 and 1999.

The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At June 30, 2000 the Company had loans and advances due from LSB of approximately $14.0 million, $10.0 million of which was loaned to LSB from the proceeds of the sale of the Notes, as defined, and bears interest at 10-3/4%, payable on June 1 and December 1 and maturing November 2007 and approximately $3.4 million due from LSB and affiliates related to cash advances from the Company to LSB and affiliates prior to the sale of the Notes, as defined, plus related interest. The cash advances in the approximate initial amount of $3.4 million and related interest are due by terms in November 2007 and bears interest at 7% per annum. At June 30, 2000 the Company had $1.8 million due from LSB and affiliates included in current assets related to advances, interest, note receivables and investments. This amount also includes approximately $.5 million for interest due June 1, 2000 on the $10 million note payable by LSB to the Company.

LSB and its subsidiaries (other than the Company and its subsidiaries), the "LSB Non-ClimaChem Entities," are dependent upon their separate cash flows and the restricted funds which can be distributed by the Company under the above mentioned agreements. As of June 30, 2000, the LSB Non-ClimaChem Entities had a working capital deficit of $4.2 million (including $3.4 million of inventories and $3.1 million of accounts receivable), and long-term debt of $29.6 million (including that owed to the Company). For the six months ended June 30, 2000, the LSB Non-ClimaChem Entities had net income of $.2 million. LSB is focusing its efforts and resources on its core businesses, primarily represented by ClimaChem. In April 2000, LSB's Board of Directors approved a plan for the sale of its Automotive Products Business, which was concluded on May 4, 2000. LSB is also realigning its overhead to better match its focus on the Chemical and Climate Control Businesses of the Company. Based on these plans, management of LSB believes the LSB Non-ClimaChem Entities will have sufficient operating capital to meet its obligations as they come due, including those to the Company. If LSB management is not successful in executing this plan, including realignment of overhead to reduce its operating costs or realizing certain excess and non-core assets, and if the Company is not able to transfer funds to LSB and its affiliates as permitted under the Indenture, the amounts due from LSB and its subsidiaries, which aggregate $15.9 million at June 30, 2000, may not be recoverable. As of June 30, 2000, the Company has not provided an allowance for doubtful accounts against these receivables, loans and advances since it is their present belief that LSB will be able to pay these amounts; however, it is reasonably possible that the evaluation relative to the amounts due from LSB and its subsidiaries could change in the near term.
Note 4: Segment Information

                            Six Months Ended    Three Months Ended
                                June 30,            June 30,
                              2000     1999       2000     1999
                                       (in thousands)

Sales:
  Business continuing:
    Chemical                $ 76,308  $ 69,693   $ 41,241  $ 39,031
    Climate Control           64,269    56,025     32,639    29,326
                            ________________________________________
                             140,577   125,718     73,880    68,357

  Business disposed of (1):
    Chemical                       -     6,374          -     3,506
                            ________________________________________
                            $140,577  $132,092    $73,880  $ 71,863
                            ========================================
Gross profit (loss) (2):
  Businesses continuing:
    Chemical                $ 11,998  $  9,592    $ 5,884  $  4,641
    Climate Control           16,850    17,171      8,421     8,906
                            ________________________________________
                              28,848    26,763     14,305    13,547

  Business disposed of (1):
    Chemical                       -      (229)         -       (71)
                            ________________________________________
                            $ 28,848  $ 26,534    $14,305  $ 13,476
                            ========================================
Operating profit (loss) (3):
  Businesses continuing:
    Chemical                $  4,957  $  2,658    $ 2,340  $  1,195
    Climate Control            4,110     5,175      1,901     2,764
                            ________________________________________
                               9,067     7,833      4,241     3,959

Business disposed of (1):
    Chemical                       -    (1,488)         -      (643)
                           _________________________________________
                               9,067     6,345      4,241     3,316

Unallocated fees from
 Services and Management
 Agreements, and general
 corporate expenses, net      (2,157 )  (1,406)      (961)    (731)
Interest income                  853       726        443      386
Other expense, net              (798)     (486)    (1,129)    (310)
Interest Expense:
  Businesses continuing       (7,307)   (7,131)    (3,616)  (3,637)
  Business disposed of -
   Chemical                        -      (243)         -     (118)
Loss on business disposed of       -    (1,971)         -   (1,971)
Provision for loss on firm
 purchase commitments -
 Chemical                     (2,485)   (7,500)    (1,510)  (7,500)
                            ________________________________________
Loss before benefit
 for income  taxes and
 extraordinary gain          $(2,827) $(11,666)   $(2,532) $(10,565)
                            =========================================

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

   (3)  Operating  profit  (loss)  by  industry   segment
        represents  gross profit less operating  expenses
        before   deducting   fees   from   the   Services
        Agreement   and   Management   Agreement,   other
        expense, interest expense, provision for losses on firm purchase commitments and income taxes and before extraordinary gain.

Note 5: Business Disposed of

On August 2, 1999 the Company sold substantially all the assets of its wholly owned Australian subsidiary, Total Energy Systems Limited and its subsidiaries ("TES"). The loss associated with this transaction was $2.0 million and was comprised of disposition costs of approximately $.3 million, the recognition in earnings of the cumulative foreign currency loss of approximately $1.1 million and approximately $.6 million related to the resolution of certain environmental matters.

Note 6: Loss on Firm Purchase Commitment

The Chemical Business is obligated to purchase anhydrous ammonia pursuant to the terms of a firm uncancelable supply contract. At June 30, 2000, the purchase price the Chemical Business was required to pay for anhydrous ammonia to be purchased under the contract, which was for approximately ten percent of the Chemical Business' anhydrous ammonia requirements in 2000 (15% in 2001 and
2002), exceeded and was expected to continue to exceed the spot market prices throughout the purchase period. Due to the estimated sales prices and the cost to produce the nitrate products, including the cost of the anhydrous ammonium to be purchased  under  the  contract, the  costs  of  certain  of  the
Company's nitrate based products are expected to exceed the anticipated future sales prices. As a result, an additional provision for loss on the firm purchase commitment of $1.5 million was recorded in the second quarter of 2000 ($2.5 million for the six months ended June 30, 2000). At June 30, 2000 and December 31, 1999, the accompanying balance sheets include remaining accrued losses under the firm purchase commitment of
$8.4 and $7.4 million, respectively ($3.4 and $1.8 million of which is classified as current in accrued liabilities, respectively). Due to the pricing mechanism in the contract, it is reasonably possible that this loss provision estimate may change in the near term.

Note 7.  Long-term Debt

During the second quarter of 2000, the Company repurchased approximately $19.2 million of the $105.0 million Senior Unsecured Notes issued in November 1997. In connection with this transaction, the Company recognized a gain of approximately $12.5 million, net of income taxes of $.9 million. The outstanding principal amount of the Notes is approximately $85.8 million at June 30, 2000. In July 2000, the Company repurchased approximately $6.0 million face value of additional Notes on approximately the same basis as the second quarter purchases.

The Company is a holding company with no significant assets other than the notes and accounts receivable from LSB, specified in the accompanying Condensed Consolidated Balance Sheet or material operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly, by the Company. The Company's payment obligations under the Notes are fully, unconditionally, and jointly and severally guaranteed by all of the existing subsidiaries of the Company, except for one subsidiary, El Dorado Nitrogen Company ("EDNC"), ("Guarantor Subsidiaries").

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

                                 CLIMACHEM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                     Six Months Ended June 30, 2000 and 1999

Note 7:  Long-term Debt (continued)

                                 CLIMACHEM, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                   (Unaudited)
                               As of June 30, 2000
                             (Dollars in thousands)

                                      GUARANTOR      NON-     COMPANY  ELIMINATIONS  CONSOLIDATED
                                     SUBSIDIARIES  GUARANTOR  (PARENT)
                                                   SUBSIDIARY
ASSETS
Current assets:
  Cash                                $    203     $   3,141   $    57                 $   3,401
  Trade accounts receivable, net        42,399         3,110        72                    45,581
  Inventories                           26,583           118        84                    26,785
  Supplies and prepaid items             3,575            73       820                     4,468
  Due from LSB and affiliates, net           -             -     1,840                     1,840
                                      ____________________________________________________________
Total current assets                    72,760         6,442     2,873                    82,075


Property, plant and equipment net       73,248         1,054       923                    75,225
Notes and interest receivable from
 LSB and affiliates                          -             -    14,046                    14,046
Investment in and advances to
 affiliates                                  -             -    88,787    $ (88,787)           -
Investment in and interest
 receivable on Senior Notes of Parent        -         6,161         -       (6,161)           -
Other assets, net                       12,088         1,898     3,362         (565)      16,783
                                      ____________________________________________________________

                                      $158,096      $ 15,555  $109,991    $ (95,513)     $188,129
                                      ============================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                    $ 18,030      $  2,491  $    496                  $ 21,017
  Brokerage account payable                  -         4,863         -                     4,863
  Accrued liabilities                   10,732         4,940     1,187    $  (1,030)      15,829
  Current portion of long-term debt     31,139             -         -                    31,139
                                     _____________________________________________________________
Total current liabilities               59,901        12,294     1,683       (1,030)      72,848

Long-term debt                           8,560             -   105,000      (19,165)      94,395
Accrued losses on firm purchase
 commitments                             5,009             -         -                     5,009
Payable to Parent                       11,581           528         -      (12,109)           -

Stockholders' equity
  Common stock                              60             1         1          (61)           1
  Capital in excess of par value        78,984             -    12,652      (78,984)      12,652
  Retained earnings (accumulated
   deficit)                             (5,999)        2,732    (9,345)      15,836        3,224
                                     ___________________________________________________________

Total stockholders' equity              73,045         2,733     3,308      (63,209)      15,877

                                      $158,096     $ 15,555  $109,991     $ (95,513)    $188,129
                                     ===========================================================

                                 CLIMACHEM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                     Six Months Ended June 30, 2000 and 1999

Note 7:  Long-term Debt (continued)

                                 CLIMACHEM, INC.
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                   (Unaudited)
                             As of December 31, 1999
                             (Dollars in thousands)

                                    GUARANTOR     NON-      COMPANY   ELIMINATIONS  CONSOLIDATED
                                   SUBSIDIARIES  GUARANTOR  (PARENT)
                                                SUBSIDIARY
ASSETS
Current assets:
  Cash                               $    816   $     703   $   1,154                $   2,673
  Trade accounts receivable, net       39,709       2,215          10                   41,934
  Inventories                          25,594         178           -                   25,772
  Supplies and prepaid items            3,306          83         925                    4,314
  Due from LSB and affiliates, net          -           -       1,758                    1,758
                                     ___________________________________________________________

Total current assets                   69,425       3,179       3,847                   76,451

Property, plant and equipment net      75,158         509                               75,667
Notes and interest receivable from
 LSB and affiliates                         -           -      13,948                   13,948
Investment in and advances to
 affiliates                                 -           -      91,011  $   (91,011)
Other assets, net                      12,353       2,004       3,655                  18,012
                                     _____________________________________________________________
                                     $156,936   $   5,692   $ 112,461  $   (91,011) $ 184,078
                                     =============================================================

LIABILITIES AND STOCKHOLDERS'
 EQUITY
Current liabilities:
  Accounts payable                   $ 14,793   $   1,519   $       -               $  16,312
  Accrued liabilities                   9,873       2,592       1,326                  13,791
  Current portion of long-term
   debt                                29,644           -           -                  29,644
                                    ______________________________________________________________

Total current liabilities              54,310       4,111       1,326                   59,747

Long-term debt                          7,544           -     105,000                  112,544
Accrued losses on firm purchase
 commitments                            5,652           -                                5,652
Payable to Parent                      15,515          66           -   $ (15,581)           -

Stockholders' equity:
  Common stock                             60           1           1         (61)           1
  Capital in excess of par value       78,984           -      12,652     (78,984)      12,652
  Retained earnings (accumulated
   deficit)                            (5,129)     1,514      (6,518)       3,615       (6,518)
                                    ______________________________________________________________

Total stockholders' equity             73,915       1,515       6,135   $ (75,430)       6,135
                                    _____________________________________________________________
                                    $ 156,936   $   5,692  $  112,461   $ (91,011)   $ 184,078
                                    ==============================================================

                                 CLIMACHEM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                     Six Months Ended June 30, 2000 and 1999

Note 7:  Long-term Debt (continued)

                                 CLIMACHEM, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (Unaudited)
                         Six Months Ended June 30, 2000
                             (Dollars in thousands)

                               GUARANTOR      NON-    COMPANY  ELIMINATIONS  CONSOLIDATED
                              SUBSIDIARIES  GUARANTOR (PARENT)
                                           SUBSIDIARY
Business continuing at June
  30,  2000

Revenues:
  Net Sales                  $  123,335     $ 17,242                          $140,577
  Other income - net                 70          142  $ 4,085   $ (4,242)           55
                             __________________________________________________________
                                123,405       17,384    4,085     (4,242)      140,632
Costs and expenses:
  Cost of sales                  96,392       15,337        -                  111,729
  Selling, general and
   administrative                19,362          174    2,402                   21,938
  Interest                        6,060                 5,489     (4,242)        7,307
  Provision for loss on firm
   purchase commitment            2,485                     -                    2,485
                             __________________________________________________________
                                124,299       15,511    7,891     (4,242)      143,459
                              __________________________________________________________

  Income (loss) before
   provision (benefit) for
   income tax                      (894)       1,873   (3,806)         -        (2,827)


Extraordinary gain, net               -            -        -     12,569        12,569

Equity in Earnings of
 Subsidiaries                         -            -      348       (348)            -

Provision (benefit) for
 income taxes                       (24)         655     (631)                       -
                              ___________________________________________________________

Net income (loss)             $    (870)    $  1,218  $(2,827)  $ 12,221       $ 9,742
                              ===========================================================

                                 CLIMACHEM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                     Six Months Ended June 30, 2000 and 1999

Note 7:  Long-term Debt (continued)

                                 CLIMACHEM, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (Unaudited)
                         Six Months Ended June 30, 1999
                             (Dollars in thousands)

                              GUARANTOR      NON-     COMPANY  ELIMINATIONS  CONSOLIDATED
                             SUBSIDIARIES  GUARANTOR  (PARENT)
                                           SUBSIDIARY
Business continuing at June
 30,  1999

Revenues:
  Net Sales                   $ 114,659   $ 11,059    $     -                 $125,718
  Other income (expense)           (143)      (340)     5,289   $   (4,566)        240
                              _________________________________________________________
                                114,516     10,719      5,289       (4,566)    125,958
Costs and expenses:
  Cost of sales                  89,139      9,816          -                   98,955
  Selling, general and
   administrative                18,902         29      1,405                   20,336
  Interest                        6,029         24      5,644       (4,566)      7,131
  Provision for loss on firm
   purchase commitment            7,500          -          -                    7,500
                              __________________________________________________________
                                121,570      9,869      7,049       (4,566)    133,922
                              __________________________________________________________

  Income (loss) before
   business disposed of and
   provison (benefit) for
   income tax                    (7,054)       850     (1,760)           -      (7,964)

Business disposed of during
 1999:
  Revenue                         6,374          -         -                     6,374
  Operating costs, expense
   and interest                   8,105          -         -                     8,105
                             ___________________________________________________________
                                 (1,731)         -         -                    (1,731)

Loss on disposal of business     (1,971)         -         -                    (1,971)
                             ___________________________________________________________
                                 (3,702)         -         -                    (3,702)

Income (loss) before
 provision (benefit) for
 income taxes                   (10,756)       850    (1,760)                  (11,666)

Equity in Earnings of
 Subsidiaries                         -          -   (10,204)       10,204           -

Provision (benefit) for
 income taxes                         -        298    (3,372)                   (3,074)
                             ___________________________________________________________

Net income (loss)              $(10,756)   $   552  $ (8,592)   $   10,204    $ (8,592)
                            ============================================================

                                 CLIMACHEM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                     Six Months Ended June 30, 2000 and 1999

Note 7:  Long-term Debt (continued)

                                 CLIMACHEM, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (Unaudited)
                        Three Months Ended June 30, 2000
                             (Dollars in thousands)

                                  GUARANTOR       NON-    COMPANY  ELIMINATIONS  CONSOLIDATED
                                 SUBSIDIARIES  GUARANTOR  (PARENT)
                                               SUBSIDIARY
Business continuing at June 30,
 2000

Revenues:
  Net Sales                       $ 64,863     $  9,017   $     -                 $ 73,880

Costs and expenses:
  Cost of sales                     51,495        8,080         -                   59,575
  Selling, general and
   administrative                    9,645           99     1,280                   11,024
  Interest                           2,867            -     2,661   $   (1,912)      3,616
  Provision for loss on firm
   purchase commitment               1,510            -         -                    1,510
  Other expense (income)               386          (99)   (1,512)       1,912         687
                                 __________________________________________________________
                                    65,903        8,080     2,429            -      76,412
                                 __________________________________________________________

  Income (loss) before
   provision (benefit) for
   income tax                     (1,040)         937    (2,429)           -      (2,532)


Extraordinary gain, net                                                 12,569      12,569

Equity in Earnings of
 Subsidiaries                                              (355)           355           -

Provision (benefit) for income
  taxes                               (75)        327      (252)             -           -
                                 __________________________________________________________

Net income (loss)                 $   (965)   $    610    $(2,532)   $  12,924    $ 10,037
                                 ==========================================================

                                 CLIMACHEM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                     Six Months Ended June 30, 2000 and 1999

Note 7:  Long-term Debt (continued)

                                 CLIMACHEM, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                   (Unaudited)
                        Three Months Ended June 30, 1999
                             (Dollars in thousands)

                                     GUARANTOR      NON-      COMPANY  ELIMINATIONS  CONSOLIDATED
                                    SUBSIDIARIES  GUARANTOR   (PARENT)
                                                  SUBSIDIARY
Business continuing at June 30,
 1999

Revenues:
  Net Sales                          $ 62,527     $  5,830                             $ 68,357
  Net Income (expense)                    132         (340)    $  2,519   $  (2,235)         76
                                     ___________________________________________________________
                                       62,659        5,490        2,519      (2,235)     68,433
Costs and expenses:
  Cost of sales                        50,223        4,587            -           -      54,810
  Selling, general and
   administrative                       9,562           26          731           -      10,319
  Interest                              3,029           21        2,822      (2,235)      3,637
  Provision for loss on firm
   purchase commitments                 7,500            -            -           -       7,500
                                     ___________________________________________________________
                                       70,314        4,634        3,553      (2,235)     76,266
                                     ___________________________________________________________

  Income (loss) before business
   disposed of and provision
   (benefit) for income tax            (7,655)         856      (1,034)                  (7,833)

Business disposed of during 1999:
  Revenues                              3,506            -           -                    3,506
  Operating costs, expenses and
   interest                             4,267            -           -                    4,267
                                     ____________________________________________________________
                                         (761)          -            -                     (761)
  Loss on disposal of business         (1,971)          -            -                   (1,971)
                                     ____________________________________________________________
                                       (2,732)          -            -                   (2,732)

  Loss before provision (benefit)
   for income taxes                   (10,387)        856       (1,034)            -    (10,565)

  Equity in loss of subsidiaries            -           -       (6,550)        6,550          -
  Provision (benefit) for income
   taxes                               (3,281)        300         (143)            -     (3,124)
                                      ___________________________________________________________

Net income (loss)                    $ (7,106)   $    556     $ (7,441)      $ 6,550   $ (7,441)
                                     =============================================================

                                 CLIMACHEM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                     Six Months Ended June 30, 2000 and 1999

Note 7:  Long-term Debt (continued)

                                 CLIMACHEM, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (Unaudited)
                         Six Months Ended June 30, 2000
                             (Dollars in thousands)

                                       GUARANTOR      NON-     COMPANY   ELIMINATIONS  CONSOLIDATED
                                      SUBSIDIARIES  GUARANTOR  (PARENT)
                                                    SUBSIDIARY

Net cash flows from operations        $  (2,041)     $  4,320   $ (1,149)                $  1,130

Cash flows from investing activities
  Capital expenditures                   (3,056)         (545)       (34)                  (3,635)
Purchase of Senior Notes of Parent            -        (1,298)         -    $  1,298            -
  Decrease(increase) in other assets        944           (39)        86                      991
                                      ____________________________________________________________

Net cash provided (used) by
 investing activities                    (2,112)       (1,882)        52      1,298        (2,644)

Cash flows from financing
 activities:
  Payments on long-term debt               (855)            -          -     (1,298)       (2,153)
  Proceeds from borrowings on long-
   term debt                              2,442             -          -                    2,442
  Net change in revolving debt            1,953             -          -                    1,953
                                      ____________________________________________________________

Net cash provided by financing
 activities                               3,540             -          -     (1,298)        2,242
                                      ____________________________________________________________

Net increase (decrease) in cash from
 all activities                            (613)        2,438     (1,097)                     728

Cash at the beginning of period             816           703      1,154                    2,673
                                       __________________________________________________________

Cash at end of period                  $    203      $  3,141   $     57     $     -     $  3,401
                                       ===========================================================

                                 CLIMACHEM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                     Six Months Ended June 30, 2000 and 1999

Note 7:  Long-term Debt (continued)

                                 CLIMACHEM, INC.
                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                   (Unaudited)
                         Six Months Ended June 30, 1999
                             (Dollars in thousands)

                                       GUARANTOR      NON-     COMPANY   ELIMINATIONS  CONSOLIDATED
                                      SUBSIDIARIES  GUARANTOR  (PARENT)
                                                    SUBSIDIARY

Net cash flows from operations         $    765     $   (501)  $  2,273    $      -       $  2,537

Cash flows from investing activities
  Capital expenditures                   (3,027)           -          -                     (3,027)
  Payments made for acquisition          (3,113)           -          -                     (3,113)
  Purchase of Option                     (2,558)           -          -                     (2,558)
  Proceed from sale of equipment              3            -          -                          3
  Deposit on real estate for LSB and
   affiliates                                 -            -     (1,899)                    (1,899)
  Decrease (increase) in other
    assets                               (1,420)         644        207                       (569)
                                       ____________________________________________________________

Net cash provided (used) by
 investing activities                   (10,115)         644     (1,692)                    (11,163)

Cash flows from financing
 activities:
  Payments on long-term debt             (2,767)           -          -                      (2,767)
  Net change in revolving debt           12,964            -          -                      12,964
                                        ____________________________________________________________
Net cash provided  by financing
 activities                              10,197            -          -                      10,197

Net increase in cash from all
  activities                                847          143         581                      1,571

Cash at the beginning of period             744            2           4                        750
                                        _____________________________________________________________

Cash at end of period                  $  1,591     $    145    $    585    $       -      $  2,321
                                       ==============================================================

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

     The  following  Management's  Discussion  and  Analysis   of
Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's June 30, 2000 Condensed
Consolidated Financial Statements.

     Certain   statements   contained   in   this   "Management's
Discussion  and  Analysis of Financial Condition and  Results  of
Operations"  may  be  deemed  forward-looking  statements.    See
"Special Note Regarding Forward-Looking Statements".

OVERVIEW

     In October 1997, the Company was organized as a new wholly owned subsidiary of LSB Industries, Inc. ("LSB"). The Company owns substantially all of LSB's Chemical and Climate Control Businesses. See Note 1 of Notes to Condensed Consolidated Financial Statements. Information about the Company's operations in different industry segments for the six months and three months ended June 30, 2000 and 1999 is detailed in Note 4 of Notes to Condensed Consolidated Financial Statements.

Chemical Business

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

     Sales in the Chemical Business (excluding the Australian subsidiary in which substantially all of its assets were disposed of in August, 1999) have increased from $69.7 million in the six months ended June 30, 1999 to $76.3 million in the six months ended June 30, 2000 and the gross profit (excluding the Australian subsidiary) has increased from $9.6 million in 1999 to $12.0 in 2000. The gross profit percentage (excluding the Australian subsidiary) has increased from 13.8% in 1999 to 15.7% in 2000 primarily as a result of improved sales prices and reductions in costs relating to certain agricultural products and the realization of approximately $1.5 million of the provision for loss on firm purchase commitments and inventory write-down. This increase was offset by lower sales prices and increased costs relating to certain mining and industrial acid products.

     As of June 30, 2000, the Chemical Business had commitments to purchase 84,000 tons of anhydrous ammonia under the take or pay contract at a minimum volume of 2,000 tons of anhydrous ammonia during 2000 and 3,000 tons of anhydrous ammonia during 2001 and 2002. In addition, under the contract the Company is committed to purchase 50% of its remaining requirements of anhydrous ammonia through 2002 from this third party at prices which approximate market prices. Based on the pricing index contained in this contract, prices paid during the six months ended June 30, 2000 were higher than the current market spot price. The purchase price(s) the Chemical Business will be required to pay for the remaining 84,000 tons of anhydrous ammonia under this contract currently exceeds and is expected to continue to exceed the spot market prices throughout the purchase period. As a result, in the first quarter of 2000 and in 1999 the Company recorded loss provisions for anhydrous ammonia required to be purchased during the remainder of the contract aggregating approximately $1.0 and $8.4 million, respectively. At June 30, 2000, an additional loss provision of approximately $1.5 million was recorded based on the forward contract pricing existing at June 30, 2000 and estimated market prices for products to be manufactured and sold during the remainder of the contract. At June 30, 2000 the accrued liability for future payments of the loss provision included in the Condensed Consolidated Financial Statement was approximately $8.4 million.

      During 1999 and the six months ended June 30, 2000, the Chemical Business has reported losses from operations after interest and before income tax credit, if any. Management expects the Chemical Business to continue to report losses until natural gas and/or anhydrous ammonia prices come down or until sales prices of the Business' nitrogen products increases to a level that reflects the high price of such raw material. See "Special Note Regarding Forward-Looking Statements".

     The Chemical Business is a member of an organization of domestic fertilizer grade ammonium nitrate producers which sought relief from extremely low priced Russian ammonium nitrate. This industry group filed a petition in July 1999 with the U.S.
International Trade Commission and the U.S. Department of Commerce seeking an antidumping investigation and, if warranted, relief from Russian dumping. The International Trade Commission rendered a favorable preliminary determination that U.S. producers of ammonium nitrate have been injured as a result of Russian ammonium nitrate imports. In addition, the U.S.
Department of Commerce issued a preliminary affirmative determination that the Russian imports were sold at prices that were significantly below their fair market value. On May 19, 2000, the U.S. and Russian governments entered into an agreement to limit volumes and set minimum prices for Russian ammonium nitrate exported to the United States ("Suspension Agreement"). The U.S. industry , however, requested completion of the investigation. On August 2, 2000, by unanimous vote, the U.S. International Trade Commission found that imports by Russian fertilizer grade ammonium nitrate have materially injured the domestic ammonium nitrate industry ("Final Determination"). This Final Determination will not abrogate the Suspension Agreement. However, in the event that Russia withdraws from or violates the Suspension Agreement, an antidumping order would be issued subjecting Russian fertilizer grade ammonium nitrate to a dumping duty of approximately 250%.

     The  Australian subsidiary revenues for the six months ended
June 30, 1999 were $6.4 million and the loss was $3.7 million, including a loss on disposal of $2.0 million. See Note 5 of Notes to Condensed Consolidated Financial Statements.

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

     Sales in the Climate Control Business have increased from $56.0 million for the six months ended June 30, 1999 to $64.3 million in the six months ended June 30, 2000 and the gross profit has decreased from $17.2 million in 1999 to $16.9 million in 2000. The gross profit percentage has decreased from 30.7% in 1999 to 26.2% in 2000 primarily as a result of (i) increased material costs relating to a new product line and labor costs,
(ii) decreased margins caused by competitive pressures, and (iii) increased sales of products with lower margins.

RESULTS OF OPERATIONS

Six  months  ended June 30, 2000 vs. Six months  ended  June  30,
1999.

     Revenues

     Total revenues, excluding business disposed of, for the six months ended June 30, 2000 and 1999 were $140.6 million and
$126.0 million, respectively (an increase of $14.6 million). Sales increased $14.8 million and other income decreased $.2 million.

     Net Sales

     Consolidated net sales, excluding business disposed of, included in total revenues for the six months ended June 30, 2000 were $140.6 million, compared to $125.7 million for the first six months of 1999, an increase of $14.8 million. This increase in sales resulted from: (i) increased sales in the Chemical Business of $6.6 million due primarily from increased sales volume of mining and industrial acid products and improved sales prices of certain agricultural products, and (ii) increased sales in the Climate Control Business of $8.2 million due primarily from an increase in export sales and an increase in sales volume due to improved manufacturing processes.

     Gross Profit

     Gross profit, excluding business disposed of, was 20.5% for the first six months of 2000, compared to 21.3% for the first six months of 1999. The decrease in the gross profit percentage was due primarily to lower profit margins in the Climate Control Business caused primarily from (i) increased material costs relating to a new product line and labor costs, (ii) decreased gross margins caused by competitive pressures, and (iii) increased sales of products with lower margins. This decrease was offset by higher profit margins in the Chemical Business due to improved sales prices and reductions in costs relating to certain agricultural products and the realization of approximately $1.5 million of the provision for loss on firm purchase commitments and inventory write-down. This increase was offset by lower sales prices and increased costs relating to certain mining and industrial acid products.

     Selling, General and Administrative Expense

     Selling, general and administrative ("SG&A") expenses, excluding business disposed of, as a percent of net sales were 15.6% in the six month period ended June 30, 2000, compared to 16.2% for the first six months of 1999. This decrease as a percentage of sales is primarily the result of higher sales, however, SG&A expenses are higher in 2000 due primarily to the management fee to LSB of $.9 million in 2000 which was not incurred in 1999 and the restructuring of certain administrative costs relating to the Company's operations which reassigned personnel and their costs to the companies for which they serve.

     Interest Expense

     Interest expense, excluding business disposed of, for the Company was $7.3 million during the first six months of 2000, compared to $7.1 million during the first six months of 1999. The interest expense increased due to increased lenders' prime rates.

     Provision for Losses

     The Company had a provision for loss on firm purchase commitments of $2.5 and $7.5 million for the six months ended
June 30, 2000 and 1999, respectively. See discussion in Note 6 of
Notes to Condensed Consolidated Financial Statements.

     Businesses Disposed of

     The Company sold substantially all the assets of a wholly owned subsidiary in 1999. See discussion in Note 5 of the Notes to Condensed Consolidated Financial Statements.

     Loss Before Benefits for Taxes and Extraordinary Gain

     The Company had a loss before benefit for income taxes and extraordinary gain of $2.8 million in the first six months of 2000 compared to a loss of $11.7 million in the six months ended June 30, 1999. Approximately $5.0 million of the increased profitability of $8.9 million was due to the difference in loss provisions on firm purchase commitments. The remainder of the improvement was due to improved profit margins of the Chemical Business relating to certain agricultural products and the realization of the loss provision on firm purchase commitments and inventory write-down in 2000. The profit margins of certain mining and industrial acid products of the Chemical Business also decreased due to lower sales prices and higher material costs. The improvements in the Chemical Business were partially offset by lower profit margins of the Climate Control Business due to increased costs associated with new product lines and labor and lower profit margins in the commercial and export heat pump sales due to competitive pressures. Also SG&A and interest expense increased in 2000.

     Benefit for Income Taxes

     As a result of the Company's net operating loss carry-forward for income tax purposes, no provision for income taxes except as they relate to the extraordinary gain discussed below was necessary for the six months ended June 30, 2000 compared to a benefit for income taxes of $3.1 million in 1999 pursuant to the terms of the Tax Sharing Agreement as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements.

     Extraordinary Gain

      During the second quarter of 2000, a subsidiary of the Company repurchased approximately $19.2 million of the Senior Unsecured Notes and recognized a gain of approximately $12.6 million, net of income taxes of $.9 million. The income tax relating to this extraordinary gain pertains to state income taxes and federal alternative minimum taxes which is pursuant to the Tax Sharing Agreement as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements.

Three months ended June 30, 2000 vs. Three months ended June  30,
1999.

     Revenues

     Total revenues, excluding business disposed of, for the three months ended June 30, 2000 and 1999 were $73.9 million and $68.4 million, respectively (an increase of $5.5 million relating to sales).

     Net Sales

     Consolidated net sales, excluding business disposed of, included in total revenues for the three months ended June 30, 2000 were $73.9 million, compared to $68.4 million for 1999, an increase of $5.5 million. This increase in sales resulted from:
(i) increased sales in the Chemical Business of $2.2 million due primarily from increased sales volume of mining and industrial acid products offset by decreased sales volume of agricultural products, and (ii) increased sales in the Climate Control Business of $3.3 million due primarily from an increase in sales volume due to improved manufacturing processes offset by a decrease in residential sales.

     Gross Profit

     Gross profit, excluding business disposed of, was 19.4% for the three months ended June 30, 2000, compared to 19.8% for 1999 period. The decrease in the gross profit percentage was due primarily to lower profit margins in the Climate Control Business due primarily from (i) increased sales of products with lower margins, (ii) decreased gross margins caused by competitive pressures and (iii) increased labor and certain overhead costs. These lower margins were offset by higher profit margins in the Chemical Business due to improved sales prices and reductions in costs relating to certain agricultural products and the realization of approximately $1.5 million of the provision for loss on firm purchase commitments in 2000. This increase was offset by lower sales prices and increased costs relating to certain mining and industrial acid products.

     Selling, General and Administrative Expense

     Selling, general and administrative ("SG&A") expenses, excluding business disposed of, as a percent of net sales were 14.9% in the three month period ended June 30, 2000, compared to 15.1% for the 1999. This decrease as a percentage of sales is primarily the result of higher sales, however, SG&A expenses are higher in 2000 due primarily to the management fee to LSB of $.5 million in the three-month period ended June 30, 2000 which was not incurred in 1999 and other SG&A expenses due to the restructuring of certain administrative costs relating to the Company's operations which reassigned personnel and their costs to the companies for which they serve.

     Interest Expense

     Interest expense, excluding business disposed of, for the Company was $3.6 million during the three months ended June 30, 2000 and 1999. The interest expense remained consistent due to the reduction in Senior Notes outstanding as discussed above offset by increased lenders' prime rates.

     Provision for Losses

     The Company had a provision for loss on firm purchase commitments of $1.5 and $7.5 million for the three months ended
June 30, 2000 and 1999, respectively. See discussion in Note 6 of
Notes to Condensed Consolidated Financial Statements.

     Other Expense

     Other expense for the three months ended June 30, 2000 included approximately $.6 million in costs incurred by the Company in attempts to renegotiate the terms and conditions of the Indenture related to the Senior Unsecured Notes as well as a provision for a litigation settlement of $.6 million for the three months ended June 30, 2000 (none in 1999).

     Businesses Disposed of

     The Company sold substantially all the assets of a wholly owned subsidiary in 1999. See discussion in Note 5 of the Notes to Condensed Consolidated Financial Statements.

     Loss Before Benefit for Taxes and Extraordinary Gain

     The Company had a loss before benefit for income taxes and extraordinary gain of $2.5 million in the three-month period ended June 30, 2000 compared to $10.6 million in the three months ended June 30, 1999. The increased profitability of $8.1 million was primarily due to the variance in the loss on firm purchase commitments of $1.5 million in 2000 compared to $7.5 million in 1999.

     Benefit for Income Taxes

     As a result of the Company's net operating loss carry-forward for income tax purposes, no provision for income taxes except as they relate to the extraordinary gain discussed below was necessary for the three months ended June 30, 2000 compared to a benefit for income taxes of $3.1 million in 1999 pursuant to the terms of the Tax Sharing Agreement as discussed in the Note 3 of Notes to Condensed Consolidated Financial Statements.

     Extraordinary Gain

     During the second quarter of 2000, a subsidiary of the Company repurchased approximately $19.2 million of the Senior Unsecured Notes and recognized a gain of approximately $12.6 million, net of income taxes of $.9 million. The income tax relating to this extraordinary gain pertains to state income taxes and federal alternative minimum taxes pursuant to the Tax Sharing Agreement as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations

     Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow, borrowings under its revolving credit facilities, and by issuance of Senior Unsecured Notes in November 1997.

     Net cash provided by operating activities for the six months ended June 30, 2000 was $1.1 million, after a noncash extraordinary gain on extinguishment of debt of $13.5 million, depreciation and amortization of $4.4 million, losses on purchase commitments, net of realization of $1.0 million, and the following changes in assets and liabilities: (i) accounts receivable increase of $3.6 million; (ii) inventory increases of $1.0 million; (iii) increase in supplies and prepaid items of $1.0 million; (iv) increase in accounts payable and accrued liabilities of $5.2 million, and (v) an increase of $.2 million due from LSB and affiliates. The increase in accounts receivable was primarily due to seasonal sales of agricultural products in the Chemical Business and improved sales in the Climate Control Business. The increase in inventory was caused primarily from the production volumes exceeding current customer demand in the Chemical Business and a new product line offset by a reduction in air-cooled products inventory in the Climate Control Business. The increase in supplies and prepaid items was primarily due to deposits made on manufacturing equipment and supplies in the Chemical and Climate Control Businesses. The increase in payables and accrued liabilities resulted primarily from an increase in production and timing of payments in the Chemical and Climate Control Businesses. The net increase in the amounts due from LSB and affiliates relates to the accrued interest on certain notes receivable.

Cash Flow From Investing And Financing Activities

     Cash used in investing activities for the six months ended June 30, 2000 included $3.6 million in capital expenditures and $1.0 million decrease in other assets. The capital expenditures took place in the Chemical and Climate Control Businesses to enhance production and product delivery capabilities. The decrease in other assets is primarily due to the reduction in noncurrent inventory.

     Net  cash provided by financing activities included proceeds from  long-term debt of $2.4 million, payments on long-term  debt of  $2.2  million  and  net increase in revolving  debt  of  $2.0 million.

Source of Funds

     The Company owns substantially all of LSB's former Chemical and Climate Control Businesses. The Company and its subsidiaries are dependent on credit agreements with lenders and internally generated cash flow in order to fund their operations and pay their debts and obligations.

     As of June 30, 2000, LSB and certain of its subsidiaries, including the Company, are parties to a working capital line of credit evidenced by two separate loan agreements ("Agreements") with a lender ("Lender") collateralized by receivables, inventories and proprietary rights of the parties to the Agreements. As described in Note 7 of Notes to Condensed Consolidated Financial Statements, the term of the Agreements is through December 31, 2000, and is renewable thereafter for successive thirteen-month terms if, by October 1, 2000, LSB, the Company and Lender shall have determined new financial covenants for the calendar year beginning on January 2001. While there is no assurance that the Company will be successful in extending the term of such credit facility, the Company believes it will be successful in extending such facility or replacing such facility from another Lender with substantially the same terms during 2000.

     As of June 30, 2000 LSB, exclusive of the Company, and the Company had a borrowing availability under their existing revolver of $.3 million, and $9.1 million respectively, or $9.4 million in the aggregate and the effective interest rate was
11.0%. Borrowings under the Revolver outstanding at June 30, 2000, were $27.0 million, $28.8 million including the borrowings of Non-ClimaChem companies. The annual interest on the outstanding debt under the Revolver at June 30, 2000, at the rates then in effect would approximate $3.0 million. The Agreements also restrict the flow of funds, except under certain conditions, to subsidiaries of the Company that are not parties to the Agreement.

     In addition to the credit facilities discussed above, the Company's wholly owned subsidiary, DSN Corporation ("DSN"), is a party to three loan agreements with a financial company (the "Financing Company") for three projects. At June 30, 2000, DSN had outstanding borrowings of $6.7 million under these loans.
The loans have monthly repayment schedules of principal and interest through maturity in 2002. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at June 30, 2000, at the agreed to interest rates would approximate $.6 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements. In August, 2000, DSN obtained a waiver from the Financing Company of the covenants financials through June, 2001.

     The Company is restricted as to the funds that it may transfer to LSB under the terms contained in an Indenture ("Indenture") covering the Unsecured Senior Notes issued by the Company. The Company sustained a net loss of $19.2 million in the calendar year 1999, and had net income of $9.7 million including an extraordinary gain of $12.6 million, net of income taxes, resulting from the repurchase of Senior Unsecured Notes for the first half of 2000.

     Based on the extraordinary gain on the repurchase of Senior Unsecured Notes of the Company for the six months ended June 30, 2000, the Company has recorded a provision for income taxes of $.9 million which includes amounts due to LSB in lieu of incomes taxes of approximately $.8 million. For the six months ended June 30, 2000, EBITDA as defined in the Management Agreement exceeded $13.0 million by more than $900,000, thus the management fee to LSB of $900,000 was expensed in the Condensed Consolidated Statement of Operations for the period then ended. This management fee in addition to the income taxes served to reduce the amount due from LSB and affiliates in the Condensed
Consolidated Balance Sheet as of June 30, 2000. No management fee was earned or paid to LSB in 1999. No amounts were paid to LSB by the Company under the Tax Sharing Agreement during 1999.See Note 3 of Notes to Condensed Consolidated Financial Statements for discussion of the "Service Agreement", the "Tax Sharing Agreement" and the "Management Agreement". There are no assurances that the Company will continue to be profitable for the remainder of 2000, or that if profitable, such profits will be adequate to cause the Company's EBITDA level for the calendar year 2000 to exceed the minimum threshold of $26.0 million by an amount sufficient to require the payment of management fees to LSB for the year 2000. The amount which LSB owed the Company at June 30, 2000 includes approximately $.5 million for interest due June 1, 2000 on a $10 million note payable by LSB to the Company.

     LSB and its subsidiaries other than the Company and its subsidiaries (the "LSB Non-ClimaChem Entities") are dependent upon their separate cash flows and the restricted funds which can be distributed by the Company under the above mentioned agreements. As of June 30, 2000, the LSB Non-ClimaChem Entities had a working capital deficit of $4.2 million (including $3.4 million of inventories and $3.1 million of accounts receivable), and long-term debt of $29.6 million (including that owed by the Company). For the six months ended June 30, 2000, the LSB Non-ClimaChem Entities had a net income of approximately $.2 million before recognizing their equity in the net income of the Company. LSB is focusing its efforts and resources on its core businesses, primarily represented by ClimaChem. On April 5, 2000 LSB's Board of Directors approved a plan for the disposal of its Automotive Products Business which was concluded on May 4, 2000 with the sale of the Automotive Business. LSB is also realigning its overhead to better match its focus on the Chemical and Climate Control Businesses of the Company. Based on these plans, management of LSB believes the LSB Non-ClimaChem Entities will have sufficient operating capital to meet its obligations as they come due, including those to the Company. If LSB management is not successful in executing this plan, including realignment of overhead to reduce its operating costs or realizing certain excess and non-core assets, and if the Company is not able to transfer funds to LSB and its affiliates as permitted under the Indenture, the recoverability of the loans and advances to LSB, which aggregate $15.9 million at June 30, 2000 may not be recoverable. As of June 30, 2000, the Company has not provided an allowance for doubtful accounts against these receivables, loans and advances since it is their present belief that LSB will be able to pay these amounts; however, it is reasonably possible that the evaluation relative to the amounts due from LSB and its subsidiaries could change in the near future.

     For the remainder of 2000, the Company has planned capital expenditures of approximately $2.5 million, but such capital expenditures are dependent upon obtaining acceptable financing. The Company expects to delay these expenditures as necessary based on the availability of adequate working capital and the availability of financing. The Company believes, based upon present circumstances, that it will receive relief from certain of the compliance dates under its wastewater management project and expects that this will ultimately result in the delay in the implementation date of such project. Because the Company has not completed its evaluation of engineering alternatives, the Company has not yet provided to the state of Arkansas its final design plans by the deadline of August 1, 2000 set forth in the applicable consent order. The consent order provides that the August 1, 2000 deadline for submission of final design plans will be preceded by the agency's issuance of a revised permit. The revised permit will include the discharge limits that will apply to the wastewater treatment project. To date the state has deferred issuance of the revised permit. The Company continues to regularly advise the state of the projects engineering status and financing status. Construction of the wastewater treatment project is subject to the Company obtaining financing to fund this project. The planned expenditures for the remainder of 2000 do not, currently, include any expenditures related to the wastewater treatment project. There are no assurances that the Company will be able to obtain the required financing. Failure to construct the wastewater treatment project could have a material adverse effect on the Company.

     During the second quarter of 2000, a subsidiary of the Company repurchased $19.2 million of the Senior Unsecured Notes for $6.1 million (including $1.0 million of accrued interest) and recognized a gain of approximately $12.6 million, net of income
taxes.   At June 30, 2000, the subsidiary had a liability to  the
brokerage firms which reacquired the Senior Unsecured Notes in the amount of $4.9 million which was paid in July 2000 out of the
subsidiary's  working  capital.   In  July  2000,   the   Company
repurchased approximately $6.0 million, face value of additional Senior Unsecured Notes on approximately the same basis as the second quarter purchases. These purchases will serve to reduce interest expense by approximately $2.7 million annually.

     As previously stated, LSB the parent of the Company, owes the Company approximately $15.9 million, of which $10.0 million bears an annual rate of interest of 10-3/4%, payable semiannually on June 1 and December 1, and the principal due in 2007, $4.0 million bears interest at 7% and is due in 2007 and $1.8 million is due on demand. The amount which LSB owes the Company includes approximately $.5 million for interest due June 1, 2000 on the $10 million note payable by LSB to the Company.

Contingencies

      The Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome. The preceding sentence is a forward-looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially. See Special Note Regarding Forward-Looking Statements and Note 2 of Notes to Condensed Consolidated Financial Statements.

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

     As of June 30, 2000, the Company's variable rate and fixed rate debt, which aggregated $125.5 million, exceeded the debt's fair market value by approximately $58.4 million ($78.8 million at December 31, 1999). The fair value of the Company's Senior Notes was determined based on a market quotation for such securities.

Raw Material Price Risk

      The Company has a remaining commitment at June 30, 2000 to purchase 84,000 tons of anhydrous ammonia under a contract. The Company's purchase price can be higher or lower than the current market spot price. As of June 30, 2000, based on the forward contract pricing expected during the remaining contract term and estimated market prices for certain products to be manufactured and sold during the remainder of the contract, a provision for losses during the remainder of the purchase period of $2.5 million was recorded in the six months ended June 30, 2000. See
Note 6 of Notes to Condensed Consolidated Financial Statements.

                     SPECIAL NOTE REGARDING
                   FORWARD-LOOKING STATEMENTS

      Certain statements contained within this report may be deemed "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward Looking Statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward Looking Statements. Forward Looking Statements contained herein include, among other things, (i) ability to improve operations and become profitable, (ii) establishing a position as a market leader, (iii) the amount of the loss provision for anhydrous ammonia required to be purchased may increase, (iv) amount to be spent relating to capital expenditures, (v) plan for 2000 to realize cash, reduce indebtedness and improve liquidity and operating results, (vi) ability to be able to continue to borrow under the Company's revolving line of credit, (vii) ability to obtain financing to fund its presently anticipated capital requirements, (viii) ability to make required capital improvement, (ix) ability to collect amounts owing to the Company by LSB, (x) LSB non-ClimaChem entities ability to pay its obligations as they come due, (xi) anticipated cost of certain amounts of anhydrous ammonia exceed the market, and (xi) no improvements in the gross margin of certain nitrate based products of the Chemical Business is expected in the near future due to increased cost of anhydrous ammonia. While the Company believes the expectations reflected in such Forward Looking
Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues, (iii) material increase in interest rates; (iv) inability to collect in a timely manner a material amount of receivables, (v) increased competitive pressures, (vi) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending (vii) additional releases (particularly air emissions into the environment), (viii) material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, (ix) the requirement to use internally generated funds for purposes not presently anticipated, (x) ability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xi) the cost for the purchase of anhydrous ammonia increasing or the Company's inability to purchase anhydrous ammonia on favorable terms when a current supply contract terminates, (xii) changes in competition,
(xiii) the loss of any significant customer, (xiv) changes in operating strategy or development plans, (xv) inability to fund the working capital and expansion of the Company's businesses,
(xvi) adverse results in any of the Company's pending litigation,
(xvii) inability to obtain necessary raw materials, (xviii) continuing decreases in the selling price for the Chemical Business' nitrogen based end products, (xix) ability of LSB to restructure its payables, and (xx) other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward Looking Statements contained herein to reflect future events or developments.

             Independent Accountants' Review Report



Board of Directors
ClimaChem, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of ClimaChem, Inc. and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of ClimaChem, Inc. as December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 17, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                             ERNST & YOUNG LLP


Oklahoma City, Oklahoma
August 3, 2000

                             PART II
                        OTHER INFORMATION


Item 1.   Legal Proceedings

    There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 1999, which Item 3 is incorporated by reference herein.

    Prior to the date of this report, the Chemical Business entered into an agreement in principal to settle the litigation styled Arch Minerals Corporation, et al. v. ICI Explosives USA, Inc., pending in the United States District Court, Eastern District of Missouri, for a sum which the Company does not deem to be material. See Note 2 of Notes to Condensed Consolidated Financial Statements.

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

Item 6.   Exhibits and Reports on Form 8-K

     (A)  Exhibits.

          The Company has included the following exhibits in this report:

          10.1 Covenant waiver letter, dated August 4, 2000, with
               CIT Group, which is incorporated by reference from
               exhibit 10.1 to LSB Industries, Inc. ("LSB")  Form
               10-Q for the quarter ended June 30, 2000;

          15.1  Letter Re: Unaudited Financial Information

          27.1  Financial Data Schedule.

     (B)  Reports of Form 8-K.
          The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 14th day of August, 2000.


                           CLIMACHEM, INC.



                         By: /s/ Tony M. Shelby
                               Tony M. Shelby,
                               Vice President - Chief Financial
                               Officer, (Principal Financial
                               Officer)


                         By: /s/ Jim D. Jones
                               Jim D. Jones
                               Vice President - Treasurer
                               (Principal Accounting Officer)