Form 10-Q
period 2000-09-30
CLIMACHEM INC
filed 2000-11-20
CIK 1053518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to__________

Commission file number 333-44905

ClimaChem, Inc.
Exact name of Registrant as specified in its charter

OKLAHOMA	73-1528549
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

16 South Pennsylvania Avenue, Oklahoma City, Oklahoma 73107
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

YES  X     NO___

The Registrant does not have any equity securities registered under the Securities Act of 1934, as amended. All outstanding shares of Common Stock of the registrant are held directly or indirectly by the registrant's parent company, LSB Industries, Inc.

PART I

FINANCIAL INFORMATION

Company or group of companies for which report is filed: ClimaChem, Inc. and all of its wholly owned subsidiaries.

The accompanying condensed consolidated balance sheet of ClimaChem, Inc. at September 30, 2000, the condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2000 and 1999 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2000 and 1999 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature except as it relates to the provision for loss on firm purchase commitments recognized in the first and second quarters of 2000 and the second and third quarters of 1999 and the extraordinary gain recognized in the second and third quarters of 2000 on the extinguishment of certain Senior Unsecured Notes as discussed in Note 6 and Note 7, respectively, of Notes to Condensed Consolidated Financial Statements. The results of operations for the nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 1999, was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for an expanded discussion of the Company's financial disclosures and accounting policies.

CLIMACHEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at September 30, 2000 is unaudited)
(Dollars in thousands)
ASSETS	September 30, 2000	December 31, 1999

Current assets:

Cash	$ 2,205	$ 2,673

Trade accounts receivable, net	46,558	41,934

Inventories:
Finished goods	9,699	11,275
Work in process	5,177	5,503
Raw materials	9,467	8,994
Total inventory	24,343	25,772

Supplies and prepaid items	4,176	4,314

Due from LSB and affiliates, net	2,690	1,758

Total current assets	79,972	76,451

Property, plant and equipment, net	74,009	75,667

Notes and interest receivable from LSB and affiliates	14,106	13,948

Other assets, net	17,287	18,012

	$ 185,374	$ 184,078
	=========	=========

(Continued on following page)

CLIMACHEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at September 30, 2000 is unaudited)
(Dollars in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2000	December 31, 1999

Current liabilities:

Accounts payable	$ 25,054	$ 16,312

Accrued liabilities	19,829	13,791

Current portion of long-term debt	31,063	29,644

Total current liabilities	75,946	59,747

Long-term debt	87,478	112,544

Accrued losses on firm purchase commitments and other noncurrent liabilities	5,373	5,652

Commitments and contingencies (Note 2)	-	-

Deferred income taxes	2,000	-

Stockholders' equity:
Common stock, $.10 par value; 500,000 shares authorized, 10,000 shares issued	1	1
Capital in excess of par value	12,652	12,652
Retained earnings (accumulated deficit)	1,924	(6,518)
Total stockholders' equity	14,577	6,135

	$ 185,374	$ 184,078
	=========	=========

(See accompanying notes)

CLIMACHEM, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999
(Dollars in thousands)
Businesses continuing at September 30:	2000	1999

Revenues:
Net sales	$ 205,894	$ 184,114
Other income, net	1,121	390
	207,015	184,504
Costs and expenses:
Cost of sales	166,828	145,611
Selling, general and administrative	33,208	31,718
Interest	10,573	10,727
Provision for loss on firm purchase commitments (Note 6)	2,485	8,439
	213,094	196,495
Loss before business disposed of, benefit for income taxes and extraordinary gain	(6,079)	(11,991)

Business disposed of (Note 5)
Revenues	-	7,461
Operating costs, expenses and interest	-	9,419
	-	(1,958)
Loss on disposal of business	-	(1,971)
	-	(3,929)
Loss before benefit for income taxes and extraordinary gain	(6,079)	(15,920)

Benefit for income taxes	-	(4,575)

Loss before extraordinary gain	(6,079)	(11,345)

Extraordinary gain, net of income taxes of $2,900 (Note 7)	14,521	-

Net income (loss)	8,442	(11,345)

Retained earnings (accumulated deficit) at beginning of period	(6,518)	12,664

Retained earnings at end of period	$ 1,924	$ 1,319
	=========	=========
Total comprehensive income (loss):
Net income (loss)	$ 1,924	$ (11,345)
Foreign currency translation income	-	1,559

	$ 1,924	$ (9,786)
	=========	=========

(See accompanying notes)

CLIMACHEM, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2000 and 1999
(Dollars in thousands)

Businesses continuing at September 30:	2000	1999

Revenues:
Net sales	$ 65,317	$ 58,396
Other income	1,066	150
	66,383	58,546
Costs and expenses:
Cost of sales	55,099	46,656
Selling, general and administrative	11,270	11,382
Interest	3,266	3,596
Provision for loss on firm purchase commitments (Note 6)	-	939
	69,635	62,573
Loss before business disposed of, benefit for income taxes and extraordinary gain	(3,252)	(4,027)

Business disposed of (Note 5)
Revenues	-	1,087
Operating costs, expenses and interest	-	1,314
	-	(227)
Loss on disposal of business	-	-
	-	(227)
Loss before benefit for income taxes and extraordinary gain	(3,252)	(4,254)

Benefit for income taxes	-	(1,501)

Loss before extraordinary gain	(3,252)	(2,753)

Extraordinary gain, net of income taxes of $2,000 (Note 7)	1,952	-

Net loss	(1,300)	(2,753)

Retained earnings at beginning of period	3,224	4,072

Retained earnings at end of period	$ 1,924	$ 1,319
	=========	=========

(See accompanying notes)

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999
	2000	1999
Cash flows from operating activities:
Net income (loss)	$ 8,442	$ (11,345)
Adjustments to reconcile net income (loss) to cash flows provided by operations:
Extraordinary gain on extinguishment of debt	(17,421)	-
Depreciation, depletion and amortization:
Property, plant and equipment	5,898	6,518
Other	880	774
Provision for possible losses on receivables	447	740
Provision (benefit) for deferred income taxes	2,000	(4,575)
Loss on business disposed of	-	1,971
Inventory write-down and losses on firm purchase commitments, net of realizations of $2,274 in 2000	211	9,356
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	(5,071)	(3,823)
Inventories	1,429	2,776
Supplies and prepaid items	(737)	(1,650)
Accounts payable	8,742	(1,418)
Accrued liabilities	5,660	6,156
Due from LSB and affiliates	(1,090)	157

Net cash provided by operating activities	9,390	5,637

Cash flows from investing activities:
Capital expenditures	(5,000)	(4,056)
Payments made for acquisition	-	(3,113)
Purchase of note receivable and acquisition option	-	(2,558)
Investments in and advances to LSB and affiliates	-	(1,899)
Proceeds from sales of equipment	-	1,060
Proceeds from sale of business disposed of	-	3,491
Decrease (increase) in other assets	627	(524)

Net cash used in investing activities	(4,373)	(7,599)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	2,427	-
Payments on long-term debt	(2,865)	(2,111)
Acquisition of 10 3/4% Senior Notes	(7,002)	-
Net change in revolving debt	1,955	4,063

Net cash provided by (used in) financing activities	(5,485)	1,952

Net decrease in cash from all activities	(468)	(10)

Cash at beginning of period	2,673	750

Cash at end of period	$ 2,205	$ 740
	=========	=========

(See accompanying notes)

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

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

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated in the accompanying financial statements. Certain reclassifications have been made to the prior year Condensed Consolidated Financial Statements to conform to current year presentation.

Note 2: Commitments and Contingencies

Legal Matters

Following is a summary of certain legal actions involving the Company:

A. Arch Minerals Corporation, et al. ICI Explosives USA, Inc., et al. On May 24, 1996, the plaintiffs filed this civil cause of action against EDC and five other unrelated commercial explosives manufacturers alleging that the defendants allegedly violated certain federal and state antitrust laws in connection with alleged price fixing of certain explosive products. EDC does not believe that EDC conspired with any party, including, but not limited to, the five other defendants, to fix prices in connection with the sale of commercial explosives. Based on the anticipated future cost of defense and without admission of any kind, this matter has been settled for an amount which management does not consider material which was accrued and charged to operations in the second quarter of 2000.

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

For the remainder of 2000, the Company has planned capital expenditures of approximately $1.4 million but such capital expenditures are dependent upon obtaining acceptable financing. The Company expects to delay these expenditures as necessary based on the availability of adequate working capital and the availability of financing. The Company has obtained a fourteen (14) month extension of the compliance dates under its wastewater management project and in the implementation dates of such project. Because the Company has not completed its evaluation of engineering alternatives, the Company has not yet provided to the state of Arkansas its final design plans under the new extended deadlines. The consent order provides for an October 1, 2001 deadline for submission of final design plans which will be preceded by the agency's issuance of a revised permit. The revised permit will include the discharge limits that will apply to the wastewater treatment project. To date the state has deferred issuance of the revised permit. The Company continues to regularly advise the state of the projects engineering status and financing status. Construction of the wastewater treatment project is subject to the Company obtaining financing to fund this project. There are no assurances that the Company will be able to obtain the required financing. Failure to construct the wastewater treatment project could have a material adverse effect on the Company.

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

Beginning January 1, 2000, the Company began to pay directly to service providers and employees, the majority of the costs for services, that it has historically reimbursed to LSB. Charges for such services reimbursed to LSB aggregate $328,000 and $3,456,000 for the nine months ended September 30, 2000 and 1999, respectively. Management of the Company believes these charges from LSB reasonably approximate additional general and administrative costs which have been incurred if the Company had been an independent entity during such periods. These amounts do not include reimbursements for costs described in the next paragraph or amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

In addition, the Service Agreement allows for purchases of other goods and services to the extent that the amount paid approximates fair value that would be paid to a third party. In the nine months ended September 30, 2000, subsidiaries of the Company purchased certain raw materials from a subsidiary of LSB, not a subsidiary of the Company, for $4,558,000 (none in 1999). The Company also purchased industrial supplies from subsidiaries of LSB, which are not subsidiaries of the Company, aggregating $676,000 in the nine months ended September 30, 2000 ($572,000 in 1999).

The Company's Climate Control manufacturing subsidiaries also lease facilities and production equipment from affiliates under various operating leases and a capital lease. Rental expense associated with the operating leases was $1,266,000 and $777,000 during the nine months ended September 30, 2000 and 1999, respectively. In December 1999, a subsidiary of the Climate Control Business entered into a capital lease with a subsidiary of LSB which is not a subsidiary of the Company. The lease agreement required an initial payment of $2,000,000 for capital improvements required in the facility, which was paid in 1999, and requires 112 monthly payments of $20,291 commencing on September 1, 2006. The accompanying balance sheet includes buildings and improvements under the capital lease of $3,172,000 and long-term debt includes a capital lease obligation of $1,172,000 at September 30, 2000 and December 31, 1999 due to the LSB subsidiary.

For the nine months ended September 30, 2000, earnings before interest, income taxes, depreciation and amortization ("EBITDA") as defined in the November 21, 1997 Management Agreement between the Company and LSB exceeded $19.5 million by more than $1,350,000, thus the management fee to LSB of $1,350,000 was expensed in the Condensed Consolidated Statement of Operations for the period then ended. Through September 30, 2000, $900,000 of the management fee has been paid to LSB. No management fee was earned or paid to LSB in 1999.

For the nine months ended September 30, 2000, the Company recorded a provision for income taxes relating to the extraordinary gain on the repurchase of Senior Unsecured Notes of $2.9 million, $.7 million of which is payable to LSB under the terms of the Tax Sharing Agreement. Through September 30, 2000, $400,000 has been paid, under the Tax Sharing Agreement, to LSB. The Company was not obligated to pay any amount to LSB in 1999.

Under the terms of an Indenture between the Company, the Guarantors and the Trustee relating to the Notes (as defined in Note 7), the Company did not make any distributions or pay any dividends to LSB for the nine months ended September 30, 2000 and 1999.

The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At September 30, 2000 the Company had loans and advances due from LSB of approximately $14.1 million, $10.0 million of which was loaned to LSB from the proceeds of the sale of the Notes, as defined, and bears interest at 10-3/4%, payable on June 1 and December 1 and maturing November 2007 and approximately $3.4 million due from LSB and affiliates related to cash advances from the Company to LSB and affiliates prior to the sale of the Notes, as defined, plus related interest. The cash advances in the approximate initial amount of $3.4 million and related interest are due by terms in November 2007 and bear interest at 7% per annum. At September 30, 2000 the Company had $2.7 million due from LSB and affiliates included in current assets related to advances, interest, note receivables and investments. This amount also includes approximately $.9 million for interest on the $10 million note payable by LSB to the Company of which $.5 million was paid in November 2000.

LSB and its subsidiaries (other than the Company and its subsidiaries), the "LSB Non-ClimaChem Entities," are dependent upon their separate cash flows and the restricted funds which can be distributed by the Company under the above mentioned agreements. As of September 30, 2000, the LSB Non-ClimaChem Entities had a working capital deficit of $5.3 million (including $3.1 million of inventories and $2.7 million of accounts receivable), and long-term debt due after one year of $24.8 million (including that owed to the Company). For the nine months ended September 30, 2000, the LSB Non-ClimaChem Entities had net income of $1.3 million. LSB is focusing its efforts and resources on its core businesses, primarily represented by ClimaChem. In April 2000, LSB's Board of Directors approved a plan for the sale of its Automotive Products Business, which was concluded on May 4, 2000. LSB is also realigning its overhead to better match its focus on the Chemical and Climate Control Businesses of the Company. Based on these plans, management of LSB believes the LSB Non-ClimaChem Entities will have sufficient operating capital to meet its obligations as they come due, including those to the Company. If LSB management is not successful in executing this plan, the amounts due from LSB and its subsidiaries, which aggregate $16.8 million at September 30, 2000, may not be recoverable. As of September 30, 2000, the Company has not provided an allowance for doubtful accounts against these receivables, loans and advances since it is their present belief that LSB will be able to pay these amounts; however, it is reasonably possible that the evaluation relative to the amounts due from LSB and its subsidiaries could change in the near term.

Note 4: Segment Information
	Nine Months Ended September 30,		Three Months Ended September 30,
	2000	1999	2000	1999
Sales:	(in thousands)
Business continuing:
Chemical	$ 106,916	$ 97,555	$ 30,608	$ 27,862
Climate Control	98,978	86,559	34,709	30,534
	205,894	184,114	65,317	58,396
Business disposed of (1):
Chemical	-	7,461	-	1,087
	$ 205,894	$ 191,575	65,317	$ 59,483
	=========	=========	=========	=========
Gross profit (loss) (2):
Businesses continuing:
Chemical	$ 14,051	$ 12,776	$ 2,053	$ 3,184
Climate Control	25,015	25,727	8,165	8,556
	39,066	38,503	10,218	11,740
Business disposed of (1):
Chemical	-	(118)	-	111
	$ 39,066	$ 38,385	$ 10,218	$ 11,851
	=========	=========	=========	=========
Operating profit (loss) (3):
Businesses continuing:
Chemical	$ 3,687	$ 2,968	$ (1,270)	$ 310
Climate Control	5,627	7,421	1,517	2,246
	9,314	10,389	247	2,556
Business disposed of (1):
Chemical	-	(1,632)	-	(144)
	9,314	8,757	(247)	2,412
Unallocated fees from Services and Management Agreements, and general corporate expenses, net	(3,456)	(3,604)	(1,299)	(2,198)
Interest income	1,248	1,114	395	388
Other income (expense), net	(127)	(724)	671	(238)
Interest Expense:
Businesses continuing	(10,573)	(10,727)	(3,266)	(3,596)
Business disposed of - Chemical	-	(326)	-	(83)
Loss on business disposed of	-	(1,971)	-	-
Provision for loss on firm purchase commitment Chemical	(2,485)	(8,439)	-	(939)
Loss before benefit for income taxes and extraordinary gain	$ (6,079)	$ (15,920)	$ (3,252)	$ (4,254)
	=========	=========	=========	=========

(1) On August 2, 1999, the Company sold substantially all of the assets of its wholly owned Australian subsidiary, TES. See Note 5 of Notes to Condensed Consolidated Financial Statements for further information. The operating results for TES have been presented separately in the above table.

(2) Gross profit by industry segment represents net sales less cost of sales.

(3) Operating profit (loss) by industry segment represents gross profit less operating expenses before deducting fees from the Services Agreement and Management Agreement, other income and expense, interest expense, provision for losses on firm purchase commitments and income taxes and before extraordinary gain.

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

Note 6: Loss on Firm Purchase Commitment

The Chemical Business is obligated to purchase anhydrous ammonia pursuant to the terms of a firm uncancelable supply contract, which was approximately ten percent of the Chemical Business' anhydrous ammonia requirements in 2000 (15% in 2001 and 2002 prior to the operations of chemical plant discussed in Note 8). Due to the estimated sales prices and the cost to produce the nitrate products, including the cost of the anhydrous ammonia to be purchased under the contract, the costs of certain of the Company's nitrate based products have been estimated to be more than the anticipated future sales prices. Therefore, the Company has recognized a provision for loss on the commitment of $2.5 million and $8.4 million for the nine months ended September 30, 2000 and 1999, respectively. At September 30, 2000 and December 31, 1999, the accompanying balance sheets include remaining accrued losses under the firm purchase commitment of $7.6 and $7.4 million, respectively ($2.5 and $1.8 million of which is classified as current in accrued liabilities, respectively). Due to the pricing mechanism in the contract, it is reasonably possible that this loss provision estimate may change in the near term particularly if the mid-November 2000 escalation in natural gas is sustained for any substantial length of time.

Note 7: Long-term Debt

As of September 30, 2000 LSB and certain of its subsidiaries, including the Company, are parties to a Revolving Credit Facility evidenced by two separate loan agreements ("Agreements") with a lender ("Lender") collateralized by receivables, inventories and proprietary rights of the parities to the Agreements. The Agreements have been amended from time to time since inception to accommodate changes in business conditions and financial results.

The Agreements, as amended require LSB and the Company to maintain certain financial ratios and contain other financial covenants, including capital expenditure limitations. The maximum borrowing ability under the amended Agreements is the lesser of $50.0 million or the borrowing availability calculated using advance rates and eligible collateral less a "Reserve" of $5.0 million. The Agreements, as amended, provide for interest at the Lender's prime rate plus 1.5% per annum or, at the Company's option, at the Lender's LIBOR rate plus 3.875% per annum. The term of the Agreements is through December 31, 2000, and shall automatically be renewed thereafter for successive terms of one month each. The lender shall have the right to terminate these Agreements at the end of any renewal term by giving the Company written notice not less than fifteen (15) days. As of the date of this report, the Company is in negotiations with a new lender to replace its existing Revolving Credit Facility. There is no assurance that the Company will be successful in completing the new credit facility.

As of September 30, 2000 LSB, exclusive of the Company, and the Company had a borrowing availability under their existing revolver of $.1 million, and $7.5 million respectively, or $7.6 million in the aggregate and the effective interest rate was 11.0%. Borrowings under the Revolver outstanding September 30, 2000, were $27.0 million, $28.7 million including the borrowings of Non-ClimaChem companies. The annual interest on the outstanding debt under the Revolver at September 30, 2000, at the rates then in effect would approximate $3.0 million. The Agreements also restrict the flow of funds, except under certain conditions, to subsidiaries of the Company that are not parties to the Agreement.

During the nine months ended September 30, 2000, the Company repurchased approximately $25.2 million of the $105.0 million Senior Unsecured Notes ("Notes") issued in November 1997. In connection with this transaction, the Company recognized a gain of approximately $14.5 million, net of income taxes of $2.9 million. The outstanding principal amount of the Notes is approximately $79.8 million at September 30, 2000.

As previously stated, the Company has outstanding $79.8 million in Senior Unsecured Notes, which require that a semi-annual interest payment of $4.3 million be paid on December 1, 2000. As of the date of this report, the Company does not believe the interest payment will be made on December 1, 2000. If the Company does not pay the December 1, 2000 interest payment on December 1, it has thirty (30) days to cure such before it becomes an event of default under the terms of the Indenture. Under an event of default, among other things, the lender may declare the debt immediately due and payable. An event of default under the Indenture to the 10 3/4% Senior Notes could result in a default of the Revolver and certain other indebtedness of the Company and its subsidiaries. In order for the Company to make the interest payment during the grace period, it may be necessary for the Company to receive approval from its current working capital lender or replace its current lender with a new working capital lender.

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

Set forth below are unaudited condensed consolidating financial statements of the Guarantor Subsidiaries, the Company's subsidiary, which is not a guarantor of the Notes (the "Non-Guarantor") and the Company. For all periods presented, EDNC was the only Non-Guarantor Subsidiary. Separate financial statements of each Guarantor Subsidiary have not been provided because management has determined that they are not material to investors.

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

Note 7: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
As of September 30, 2000
(Dollars in thousands)

	GUARANTOR SUBSIDIARIES	NON GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash	$ 135	$ 2,029	$ 41		$ 2,205
Trade accounts receivable, net	42,620	3,204	734		46,558
Inventories	24,225	118	-		24,343
Supplies and prepaid items	3,385	9	782		4,176
Due from LSB and affiliates, net	-	-	2,690		2,690
Total current assets	70,365	5,360	4,247		79,972

Property, plant and equipment net	72,733	1,235	41		74,009
Notes and interest receivable from LSB and affiliates	-	-	14,106		14,106
Investment in and advances to affiliates	-	-	79,753	$ (79,753)	-
Receivable from Parent	-	3,068	-	(3,068)	-
Other assets, net	12,773	1,848	2,666		17,287

	$ 155,871	$ 11,511	$ 100,813	$ (82,821)	$ 185,374
	=========	=========	========	=========	=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 22,212	$ 1,938	$ 904		$ 25,054
Accrued liabilities	9,915	6,417	3,497		19,829
Current portion of long-term debt	31,063	-	-		31,063
Total current liabilities	63,190	8,355	4,401		75,946

Long-term debt	7,643	-	79,835		87,478
Accrued losses on firm purchase commitments and other noncurrent liabilities	5,373	-	-		5,373
Deferred income taxes	-	-	2,000		2,000
Payable to Parent	9,215		-	$ (9,215)	-

Stockholders' equity
Common stock	60	1	1	(61)	1
Capital in excess of par value	78,984	-	12,652	(78,984)	12,652
Retained earnings (accumulated deficit)	(8,594)	3,155	1,924	5,439	1,924
Total stockholders' equity	70,450	3,156	14,577	(73,606)	14,577

	$ 155,871	$ 11,511	$ 100,813	$ (82,821)	$ 185,374
	=========	=========	=========	=========	=========

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

Note 7: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
As of December 31, 1999
(Dollars in thousands)

	GUARANTOR SUBSIDIARIES	NON GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash	$ 816	$ 703	$ 1,154		$ 2,673
Trade accounts receivable, net	39,709	2,215	10		41,934
Inventories	25,594	178	-		25,772
Supplies and prepaid items	3,306	83	925		4,314
Due from LSB and affiliates, net	-	-	1,758		1,758
Total current assets	69,425	3,179	3,847		76,451

Property, plant and equipment net	75,158	509	-		75,667
Notes and interest receivable from LSB and affiliates	-	-	13,948		13,948
Investment in and advances to affiliates	-	-	91,011	$ (91,011)	-
Other assets, net	12,353	2,004	3,655		18,012

	$ 156,936	$ 5,692	$ 112,461	$ (91,011)	$ 184,078
	=========	=========	=========	=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 14,793	$ 1,519	$ -		$ 16,312
Accrued liabilities	9,873	2,592	1,326		13,791
Current portion of long-term debt	29,644	-	-		29,644
Total current liabilities	54,310	4,111	1,326		59,747

Long-term debt	7,544	-	105,000		112,544
Accrued losses on firm purchase commitments	5,652	-	-		5,652
Payable to Parent	15,515	66	-	$ (15,581)	-
Stockholders' equity:
Common stock	60	1	1	(61)	1
Capital in excess of par value	78,984	-	12,652	(78,984)	12,652
Retained earnings (accumulated deficit)	(5,129)	1,514	(6,518)	3,615	(6,518)
Total stockholders' equity	73,915	1,515	6,135	$ (75,430)	6,135

	$ 156,936	$ 5,692	$ 112,461	$ (91,011)	$ 184,078
	=========	=========	=========	=========	=========

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

Note 7: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2000
(Dollars in thousands)

Businesses continuing at September 30, 2000	GUARANTOR SUBSIDIARIES	NON GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED

Revenues:
Net sales	$ 179,420	$ 26,474	$ -		$ 205,894
Other income, net	5,770	53	7,510	$ (12,212)	1,121
	185,190	26,527	7,510	(12,212)	207,015
Costs and expenses:
Cost of sales	147,543	23,695	-	(4,410)	166,828
Selling, general and administrative	29,487	308	5,204	(1,791)	33,208
Interest	9,065	-	7,519	(6,011)	10,573
Provision for loss on firm purchase commitment	2,485	-	-		2,485
	188,580	24,003	12,723	(12,212)	213,094
Income (loss) before provision for income tax and extraordinary gain	(3,390)	2,524	(5,213)	-	(6,079)

Extraordinary gain, net	-	-	17,421	(2,900)	14,521

Equity in earnings of subsidiaries	-	-	(1,824)	1,824	-

Provision for income taxes	75	883	1,942	(2,900)	-

Net income (loss)	$ (3,465)	$ 1,641	$ 8,442	$ 1,824	$ 8,442
	=========	=========	=========	=========	=========

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

Note 7: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 1999
(Dollars in thousands)

Businesses continuing at September 30, 1999	GUARANTOR SUBSIDIARIES	NON GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED

Revenues:
Net Sales	$ 174,242	$ 9,872	$ -		$ 184,114
Other income (expense)	(163)	(502)	7,691	$ (6,636)	390
	174,079	9,370	7,691	(6,636)	184,504
Costs and expenses:
Cost of sales	137,646	7,682	283		145,611
Selling, general and administrative	29,077	139	2,502		31,718
Interest	8,854	44	8,465	(6,636)	10,727
Provision for loss on firm purchase commitment	8,439	-	-		8,439
	184,016	7,865	11,250	(6,636)	196,495
Income (loss) before business disposed of and provision (benefit) for income tax	(9,937)	1,505	(3,559)	-	(11,991)

Business disposed of during 1999:
Revenue	7,461	-	-		7,461
Operating costs, expense and interest	9,419	-	-		9,419
	(1,958)	-	-		(1,958)
Loss on disposal of business	(1,971)	-	-		(1,971)
	(3,929)	-	-		(3,929)
Income (loss) before provision (benefit) for income taxes	(13,866)	1,505	(3,559)		(15,920)

Equity in loss of subsidiaries	-	-	(9,138)	9,138	-

Provision (benefit) for income taxes	(3,795)	572	(1,352)		(4,575)

Net income (loss)	$ (10,071)	$ 933	$ (11,345)	$ 9,138	$ (11,345)
	=========	=========	=========	=========	=========

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

Note 7: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2000
(Dollars in thousands)
=========Businesses continuing at September 30, 2000	GUARANTOR SUBSIDIARIES	NON GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED

Revenues:
Net Sales	$ 56,085	$ 9,232	$ -		$ 65,317
Other income (expense)	5,700	(89)	3,425	$ (7,970)	1,066
	61,785	9,143	3,425	(7,970)	66,383
Costs and expenses:
Cost of sales	51,151	8,358	-	(4,410)	55,099
Selling, general and administrative	10,125	134	2,802	(1,791)	11,270
Interest	3,005	-	2,030	(1,769)	3,266
Provision for loss on firm purchase commitment	-	-	-		-
	64,281	8,492	4,832	(7,970)	69,635
Income (loss) before provision for income tax	(2,496)	651	(1,407)	-	(3,252)

Extraordinary gain, net	-	-	17,421	(15,469)	1,952

Equity in earnings of subsidiaries	-	-	(2,172)	2,172	-

Provision for income taxes	99	228	2,573	(2,900)	-

Net income (loss)	$ (2,595)	$ 423	$ 11,269	$ (10,397)	$ (1,300)
	=========	=========	=========	=========	=========

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

Note 7: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 1999
(Dollars in thousands)

Businesses continuing at September 30, 1999	GUARANTOR SUBSIDIARIES	NON GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED

Revenues:
Net Sales	$ 51,005	$ 7,391	$ -		$ 58,396
Other income (expense)	(116)	(161)	2,504	$ (2,077)	150
	50,889	7,230	2,504	(2,077)	58,546
Costs and expenses:
Cost of sales	39,929	6,444	283		46,656
Selling, general and administrative	10,175	110	1 097		11,382
Interest	2,831	20	2,822	(2,077)	3,596
Provision for loss on firm purchase commitments	939	-	-		939
	53,874	6,574	4,202	(2,077)	62,573
Income (loss) before business disposed of and provision (benefit) for income tax	(2,985)	656	(1,698)		(4,027)

Business disposed of during 1999:
Revenues	1,087	-	-		1,087
Operating costs, expenses and interest	1,314	-	-		1,314
	(227)	-	-		(227)

Loss before provision (benefit) for income taxes	(3,212)	656	(1,698)		(4,254)

Equity in loss of subsidiaries	-	-	(1,700)	1,700	-
Provision (benefit) for income taxes	(1,106)	250	(645)		(1,501)

Net income (loss)	$ (2,106)	$ 406	$ (2,753)	$ 1,700	$ (2,753)
	=========	=========	=========	=========	=========

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

Note 7: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2000
(Dollars in thousands)

	GUARANTOR SUBSIDIARIES	NON GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED

Net cash flows from operations	$ 1,988	$ 7,838	$ (436)		$ 9,390

Cash flows from investing activities:
Capital expenditures	(4,196)	(763)	(41)		(5,000)
Purchase of Senior Notes of Parent	-	(5,688)	-	$ 5,688	-
Decrease (increase) in other assets	10	(61)	678		627

Net cash provided (used) by investing activities	(4,186)	(6,512)	637	5,688	(4,373)

Cash flows from financing activities:
Payments on long-term debt	(2,865)	-	(1,314)	(5,688)	(9,867)
Proceeds from borrowings on long-term debt	2,427	-	-		2,427
Net change in revolving debt	1,955	-	-		1,955
Net cash provided by (used in) financing activities	1,517	-	(1,314)	(5,688)	(5,485)
Net increase (decrease) in cash from all activities	(681)	1,326	(1,113)	-	(468)

Cash at the beginning of period	816	703	1,154		2,673

Cash at end of period	$ 135	$ 2,029	$ 41	$ -	$ 2,205
	=========	=========	=========	=========	=========

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2000 and 1999

Note 7: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 1999
(Dollars in thousands)

	GUARANTOR SUBSIDIARIES	NON GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED

Net cash flows from operations	$ 121	$ 3,261	$ 2,255	$ -	$ 5,637

Cash flows from investing activities
Capital expenditures	(3,706)	(350)	-		(4,056)
Payments made for acquisition	(3,113)	-	-		(3,113)
Purchase of option	(2,558)	-	-		(2,558)
Proceed from sales of equipment	1,060	-	-		1,060
Proceeds from sale of business disposed of	3,491	-	-		3,491
Investments in and advances to LSB and affiliates	-	-	(1,899)		(1,899)
Decrease (increase) in other assets	1,890	(2,367)	(47)		(524)

Net cash provided by (used in) investing activities	(2,936)	(2,717)	(1,946)		(7,599)

Cash flows from financing activities:
Payments on long-term debt	(2,111)	-	-		(2,111)
Net change in revolving debt	4,063	-	-		4,063

Net cash provided by financing activities	1,952	-	-		1,952

Net increase in cash from all activities	(863)	544	309		(10)

Cash at the beginning of period	744	2	4		750

Cash at end of period	$ (119)	$ 546	$ 313	$ -	$ 740
	=========	=========	=========	=========	=========

Note 8: Acquisition of Chemical Plants Effective October 31, 2000, subsidiaries of LSB, which are not subsidiaries of the Company, completed the acquisition of two chemical plants from LaRoche Industries, Inc. ("LaRoche"). The purchase price of the two plants represented an amount which was not significant based on the total assets of LSB at September 30, 2000. The acquisition was pursuant to an agreement ("Orica Agreement") between these subsidiaries and Orica USA, Inc. ("Orica"). Orica was the successful bidder in a bankruptcy court managed auction of the nitrogen products business of LaRoche, which consisted of four nitrogen products chemical plants. The Bankruptcy Court order approved the sale of LaRoche's nitrogen business including a release of the purchasers for any preexisting environmental liabilities.

Under the Orica Agreement, Orica assigned to these subsidiaries, which are not the subsidiaries of the Company, the rights to purchase the assets, including inventory, machinery and equipment, and real property, associated with two of the LaRoche chemical plants, one located in Cherokee, Alabama ("Cherokee Plant"), and the other located in Crystal City, Missouri ("Crystal City Plant"). The acquiring subsidiaries took title to the Cherokee Plant and the Crystal City Plant directly from LaRoche. The purchase of these plants was funded by the working capital of the Company.

The Cherokee Plant, which produces anhydrous ammonia, nitric acid, aqua ammonia, agricultural grade ammonium nitrate fertilizer, urea ammonium nitrate fertilizer and ammonium nitrate solution as a blasting product ingredient, will remain in operation on at least a temporary basis while the acquiring subsidiary evaluates the plant's profitability. Since natural gas is a significant element in the production of anhydrous ammonia, the current trend of rising natural gas costs will affect the profitability of this plant. The funding of future operations will be obtained from working capital and financing arrangements of the Company. For the year ended February 28, 2000, this plant sold 398,000 tons of product and had net sales of approximately $32 million.

The Crystal City Plant which could produce industrial grade ammonium nitrate and agricultural grade ammonium nitrate, will not be operated by the acquiring subsidiary. The selling price for the ammonium nitrate produced at the Crystal City Plant could not support the costs of operating the plant. In addition, the acquiring subsidiary granted to Orica an option to purchase the nitric acid plant at the Crystal City Plant. Orica has advised the acquiring subsidiary that it intends to exercise the option to purchase the nitric acid plant. The Crystal City Plant cannot produce nitrogen products without a nitric acid plant.

A subsidiary of the Company leases the Crystal City Plant and the Cherokee Plant from the acquiring subsidiaries, which are not subsidiaries of the Company. The subsidiary leases the plants under a triple net lease. The terms of the Crystal City Plant lease is for six months and requires the Company to maintain the facility for product storage and distribution purposes. The terms of the Cherokee Plant lease is for one year and requires monthly lease payments of $175,000.

Note 9: Change in Accounting In June, 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS #133"), Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt this statement on January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify or are not designated as hedges must be adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what all of the effects of SFAS #133 will be on the earnings and financial position of the Company; however, the Company expects that the deferred charges associated with a interest rate forward agreement will be accounted for as a cash flow hedge upon adoption of SFAS #133, with the effective portion of the hedge being classified in equity in accumulated other comprehensive income or loss. The amount included in accumulated other comprehensive income or loss will be amortized to income over the initial term of the leveraged lease.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's September 30, 2000 Condensed Consolidated Financial Statements.

     Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statement".

OVERVIEW

     In October 1997, the Company was organized as a new wholly owned subsidiary of LSB Industries, Inc. ("LSB"). The Company owns or leases substantially all of LSB's Chemical and Climate Control Businesses or assets. See Note 1 of Notes to Condensed Consolidated Financial Statements. Information about the Company's operations in different industry segments for the nine months and three months ended September 30, 2000 and 1999 is detailed in Note 4 of Notes to Condensed Consolidated Financial Statements.

     On October 10, 2000, the nitric acid plant in Baytown, Texas, operated by El Dorado Nitrogen Company ("EDNC") experienced a mechanical failure resulting in an interruption of production. To supply nitric acid to Bayer Corporation during this period of interrupted production, EDNC has been sourcing for Bayer Corporation nitric acid produced by El Dorado Chemical Company and third party producers. The repairs to the nitric plant are expected to be complete in January, 2001. The Company believes that any losses arising from this mechanical failure and interruption of production will be fully paid by insurance proceeds. The mechanical failure is not expected to result in any material liability to the Company.

     Effective October 31, 2000, subsidiaries of LSB, which are not subsidiaries of the Company, completed the acquisition of two chemical plants from LaRoche Industries, Inc. ("LaRoche"). The purchase price of the two plants represented an amount which was not significant based on the total assets of LSB at September 30, 2000. The acquisition was pursuant to an agreement ("Orica Agreement") between these subsidiaries and Orica USA, Inc. ("Orica"). Orica was the successful bidder in a bankruptcy court managed auction of the nitrogen products business of LaRoche, which consisted of four nitrogen products chemical plants. The Bankruptcy Court order approved the sale of LaRoche's nitrogen business including a release of the purchasers for any preexisting environmental liabilities.

     Under the Orica Agreement, Orica assigned to these subsidiaries, which are not the subsidiaries of the Company, the rights to purchase the assets, including inventory, machinery and equipment, and real property, associated with two of the LaRoche chemical plants, one located in Cherokee, Alabama ("Cherokee Plant"), and the other located in Crystal City, Missouri ("Crystal City Plant"). The acquiring subsidiaries took title to the Cherokee Plant and the Crystal City Plant directly from LaRoche. The purchase of these plants was funded by the working capital of the Company.

     The Cherokee Plant, which produces anhydrous ammonia, nitric acid, aqua ammonia, agricultural grade ammonium nitrate fertilizer, urea ammonium nitrate fertilizer and ammonium nitrate solution as a blasting product ingredient, will remain in operation on at least a temporary basis while the acquiring subsidiary evaluates the plant's profitability. Since natural gas is a significant element in the production of anhydrous ammonia, the current trend of rising natural gas costs will affect the profitability of this plant. The funding of future operations will be obtained from working capital and financing arrangements of the Company. For the year ended February 28, 2000, this plant sold 398,000 tons of product and had net sales of approximately $32 million.

     The Crystal City Plant which could produce industrial grade ammonium nitrate and agricultural grade ammonium nitrate, will not be operated by the acquiring subsidiary. The selling price for the ammonium nitrate produced at the Crystal City Plant could not support the costs of operating the plant. In addition, the acquiring subsidiary granted to Orica an option to purchase the nitric acid plant at the Crystal City Plant. Orica has advised the acquiring subsidiary that it intends to exercise the option to purchase the nitric acid plant. The Crystal City Plant cannot produce nitrogen products without a nitric acid plant.

     A subsidiary of the Company leases the Crystal City Plant and the Cherokee Plant from the acquiring subsidiaries, which are not subsidiaries of the Company. The subsidiary leases the plants under a triple net lease. The terms of the Crystal City Plant lease is for six months and requires the Company to maintain the facility for product storage and distribution purposes. The terms of the Cherokee Plant lease is for one year and requires monthly lease payments of $175,000.

Chemical Business

     The Company's Chemical Business, following the above described acquisition, manufactures three principal product lines that are derived from anhydrous ammonia: (1) fertilizer grade ammonium nitrate and urea ammonia nitrate (UAN) for the agricultural industry, (2) explosive grade ammonium nitrate for the mining industry and (3) concentrated, blended and regular nitric acid for industrial applications. In addition, the Company also produces sulfuric acid for commercial applications primarily in the paper industry.

     Sales in the Chemical Business (excluding the Australian subsidiary in which substantially all of its assets were disposed of in August, 1999) have increased from $97.6 million in the nine months ended September 30, 1999 to $106.9 million in the nine months ended September 30, 2000 and the gross profit (excluding the Australian subsidiary) has increased from $12.8 million in 1999 to $14.1 million in 2000. The gross profit percentage (excluding the Australian subsidiary) was 13.1% for both periods. The increase in gross profit percentage was primarily a result of increased sales volume of mining products and improved sales prices relating to certain agricultural products.

     As of September 30, 2000, the Chemical Business had commitments to purchase 78,000 tons of anhydrous ammonia under a take or pay contract at a minimum volume of 2,000 tons per month during 2000 and 3,000 tons per month during 2001 and 2002. In addition, under the contract the Company is committed to purchase 50% of its remaining requirements of anhydrous ammonia through 2002 from this third party at prices which approximate market prices. Based on the pricing index contained in this contract, prices paid during 1999 and the nine months ended September 30, 2000 were higher than the current market spot price. As a result, in 2000 and 1999 the Company recorded loss provisions for anhydrous ammonia required to be purchased during the remainder of the contract aggregating approximately $2.5 million and $8.4 million, respectively. At September 30, 2000 the accrued liability for future payments of the loss provision included in the Condensed Consolidated Balance Sheet was approximately $7.6 million ($2.5 million of which is included in Accrued liabilities).

     During 1999 and the nine months ended September 30, 2000, the Chemical Business has reported losses from operations. Management expects the Chemical Business to continue to report losses or marginal income until natural gas and/or anhydrous ammonia prices come down or until sales prices of the Business' nitrogen products increases to a level that reflects the high price of such raw material. Presently natural gas prices are trending up and continuing increases in natural gas prices could have an adverse effect on results of operation and liquidity and capital resources. See "Special Note Regarding Forward-Looking Statements".

     The Australian subsidiary revenues for the nine months ended September 30, 1999 were $7.5 million and the loss was $3.9 million, including a loss on disposal of $2.0 million. See Note 5 of Notes to Condensed Consolidated Financial Statements.

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

     Sales in the Climate Control Business have increased from $86.6 million for the nine months ended September 30, 1999 to $99.0 million in the nine months ended September 30, 2000 and the gross profit has decreased from $25.7 million in 1999 to $25.0 million in 2000. The gross profit percentage decreased from 29.7% in 1999 to 25.3% in 2000 primarily as a result of (i) start up costs that were expensed related to the start up of the new large air handler business, (ii) increased material and labor costs relating to a new fan coil product line (iii) decreased gross margins caused by competitive pressures, and (iv) variations in product sales mix.

RESULTS OF OPERATIONS

Nine months ended September 30, 2000 vs. Nine months ended September 30, 1999.

     Revenues

     Total revenues, excluding business disposed of, for the nine months ended September 30, 2000 and 1999 were $207.0 million and $184.5 million, respectively (an increase of $22.5 million). Sales increased $21.8 million and other income increased $.7 million. Other income increased primarily due to the Company's equity interest in an unconsolidated joint venture.

     Net Sales

     Consolidated net sales, excluding business disposed of, included in total revenues for the nine months ended September 30, 2000 were $205.9 million, compared to $184.1 million for the first nine months of 1999, an increase of $21.8 million. This increase in sales resulted from: (i) increased sales in the Chemical Business of $9.4 million due primarily from increased sales volume of mining and industrial acid products and improved sales prices of certain agricultural products, and (ii) increased sales in the Climate Control Business of $12.4 due primarily to an increase in export sales, an increase in sales volume due to improved manufacturing processes and increased customer demand.

     Gross Profit

     Gross profit as a percentage of sales, excluding business disposed of, was 19.0% for the first nine months of 2000, compared to 20.9% for the first nine months of 1999. The decrease in the gross profit percentage was due primarily the result of (i) increased raw material costs relating to certain mining and industrial acid products and increased sales volume of mining products with lower margins relating to the Chemical Business, and (ii) increased material and labor costs relating to a new fan coil product line, start up costs of the new large air handler business, lower margins caused by competitive pressures and variations in product sales mix relating to the Climate Control Business. This decrease was partially offset by (i) improved sales prices relating to certain agricultural products and the net realization of approximately $2.3 million of the accrual for loss on firm purchase commitments relating to the Chemical Business, and (ii) increased sales volume due to improved manufacturing processes in certain of the Climate Control Business.

     Selling, General and Administrative Expense

     Selling, general and administrative ("SG&A") expenses, excluding business disposed of, as a percent of net sales were 16.1% in the nine month period ended September 30, 2000, compared to 17.2% for the first nine months of 1999. This decrease as a percentage of sales is primarily the result of higher sales without a comparable increase in expenses, however, SG&A expenses are higher in 2000 due primarily to management fees of $1.4 million due to LSB. The management fee was not incurred or paid in 1999 because the earnings formula provision in the Company's Indenture covering the Senior Unsecured Notes was not met.

     Interest Expense

     Interest expense, excluding business disposed of ,for the Company was $10.6 million during the first nine months of 2000, compared to $10.7 million during the first nine month of 1999. The interest expense decreased due to reduced debt outstanding resulting from the repurchase of the Senior Unsecured Notes partially offset by an increase in the lenders' prime rate and an increase in the rate being charged by the Company's working capital lender.

     Provision for Losses

     The Company had a provision for loss on firm purchase commitments of $2.5 million and $8.4 million for the nine months ended September 30, 2000 and 1999, respectively. See discussion in Note 6 of Notes to Condensed Consolidated Financial Statements.

     Businesses Disposed of

     The Company sold substantially all the assets of a wholly owned subsidiary in 1999. See discussion in Note 5 of the Notes to Condensed Consolidated Financial Statements.

     Loss Before Benefit for Taxes and Extraordinary Gain

     The Company had a loss before benefit for income taxes and extraordinary gain of $6.1 million in the first nine months of 2000 compared to a loss of $15.9 million in the nine months ended September 30, 1999. Approximately $6.0 million of the increased profitability of $9.8 million was due to the difference in loss provisions on firm purchase commitments and approximately $3.9 million was due to losses relating to the business disposed of in 1999.

     Benefit for Income Taxes

     As a result of the Company's net operating loss carry-forward for income tax purposes, no provision for income taxes, except as they relate to the extraordinary gain discussed below, was necessary for the nine months ended September 30, 2000 compared to a benefit for income taxes of $4.6 million in 1999 pursuant to the terms of the Tax Sharing Agreement as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements.

     Extraordinary Gain

     During the second and third quarters of 2000, a subsidiary of the Company repurchased approximately $25.2 million of the Senior Unsecured Notes and recognized a gain of approximately $14.5 million, net of income taxes of $2.9 million. The income tax relating to this extraordinary gain pertains to current and deferred state income taxes and federal alternative minimum taxes pursuant to the Tax Sharing Agreement as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements.

Three months ended September 30, 2000 vs. Three months ended September 30, 1999.

     Revenues

     Total revenues, excluding business disposed of, for the three months ended September 30, 2000 and 1999 were $66.4 million and $58.5 million, respectively (an increase of $6.9 and $.9 million relating to sales and other income, respectively). Other income increased primarily due to the Company's equity interest in an unconsolidated joint venture.

     Net Sales

     Consolidated net sales, excluding business disposed of, included in total revenues for the three months ended September 30, 2000 were $65.3 million, compared to $58.4 million for 1999, an increase of $6.9 million. This increase in sales resulted from: (i) increased sales in the Chemical Business of $2.7 million due primarily from increased sales volumes of mining and industrial acid products partially offset by decreased sales volume of agricultural products and reduced sales prices for certain agricultural, mining and industrial acid products, and (ii) increased sales in the Climate Control Business of $4.2 million due primarily from increased customer demand.

     Gross Profit

     Gross profit as a percentage of sales, excluding business disposed of, was 15.6% for the three months ended September 30, 2000, compared to 20.1% for the 1999 period. The decrease in the gross profit percentage was due primarily to (i) increased raw material costs, reduced sales prices for certain chemical products and increased sales volume of mining products with lower margins relating to the Chemical Business, and (ii) increased material costs relating to a new product line, start up costs of the new large air handler business, lower margins caused by competitive pressures and variation in product sales mix relating to the Climate Control Business.

     Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses, excluding business disposed of, as a percent of net sales were 17.3% in the three month period ended September 30, 2000, compared to 19.5% for 1999. This decrease as a percentage of sales is primarily the result of higher sales without a comparable increase in expenses. SG&A expense for the three months ended September 30, 2000 includes $450,000 in management fees as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements.

     Interest Expense

     Interest expense, excluding business disposed of, for the Company was $3.3 and $3.6 million during the three months ended September 30, 2000 and 1999, respectively. The interest expense decreased primarily from the reduced debt outstanding resulting from the repurchase of the Senior Unsecured Notes partially offset by the increased lenders' prime rates and the rate being charged by the Company's working capital lender.

     Provision for Losses

     The Company had a provision for loss on firm purchase commitments $.9 million for the three months ended September 30, 1999. See discussion in Note 6 to Condensed Consolidated Financial Statements.

     Business Disposed of

     The Company sold substantially all of the assets of a wholly owned subsidiary in 1999. See discussion in Note 5 of the Notes to Condensed Consolidated Financial Statements.

     Loss Before Benefit for Taxes and Extraordinary Gain

     The Company had a loss before benefit for income taxes and extraordinary gain of $3.3 million in the three-month period ended September 30, 2000 compared to $4.3 million in the three months ended September 30, 1999. The increased profitability of $1.0 million was primarily due to the reduction in the loss on firm purchase commitments of $.9 million.

     Benefit for Income Taxes

     As a result of the Company's net operating loss carry-forward for income tax purposes, no provision for income taxes except as they relate to the extraordinary gain discussed below was necessary for the three months ended September 30, 2000 compared to a benefit for income taxes of $1.5 million in 1999 pursuant to the terms of the Tax Sharing Agreement as discussed in the Note 3 of Notes to Condensed Consolidated Financial Statements.

     Extraordinary Gain

     During the third quarter of 2000, the Company repurchased approximately $6.0 million of the Senior Unsecured Notes and recognized a gain of approximately $2.0 million, net of income taxes of $2.0 million. The income tax relating to this extraordinary gain pertains to current and deferred taxes pursuant to the Tax Sharing Agreement as discussed in Note 3 of Notes to Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations

     Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow, borrowings under its revolving credit facilities, and by issuance of Senior Unsecured Notes in November 1997.

     Net cash provided by operating activities for the nine months ended September 30, 2000 was $9.4 million, after adjustment for a noncash extraordinary gain on extinguishment of debt of $17.4 million, depreciation and amortization of $6.8 million and the following changes in assets and liabilities: (i) accounts receivable increase of $5.1 million; (ii) inventory decrease of $1.4 million; (iii) increase in supplies and prepaid items of $.7 million; (iv) increase in accounts payable and accrued liabilities of $14.4 million, and (v) an increase of $1.1 million due from LSB and affiliates. The increase in accounts receivable was primarily due to improved sales, seasonal sales of agricultural products in the Chemical Business and improved sales, partially offset by successful efforts to reduce the number of days outstanding relating to the Climate Control Business. The decrease in inventories is primarily due to the increase in inventory of agricultural products at the end of 1999 for the seasonal sales beginning in the first quarter of 2000 in the Chemical Business and the improved management of inventory for production scheduling and shipments in the Climate Control Business. The increase in payables and accrued liabilities resulted primarily from increased purchases caused by an increase in production and timing of payments in the Chemical and Climate Control Businesses. The increase in accrued liabilities is primarily due to a deferred lease payment and accrued interest on the Senior Unsecured Notes, both due in December 2000 in the Chemical Business and property taxes. The net increase in the amounts due from LSB and affiliates relates primarily to the accrued interest on certain notes receivable, $.5 million of which was received in November 2000.

Cash Flow From Investing And Financing Activities

     Cash used in investing activities for the nine months ended September 30, 2000 included $5.0 million in capital expenditures and $.6 million decrease in other assets. The capital expenditures took place in the Chemical and Climate Control Businesses to enhance production and product delivery capabilities.

     Net cash provided by financing activities included proceeds from long-term debt of $2.4 million, payments on long-term debt and Note acquisitions of $9.9 million and net increase in revolving debt of $2.0 million.

Source of Funds

     The Company owns or leases substantially all of LSB's former Chemical and Climate Control Businesses or assets. The Company and its subsidiaries are dependent on credit agreements with lenders, Indenture with bondholders, and internally generated cash flow in order to fund their operations and pay their debts and obligations.

     As of September 30, 2000, LSB and certain of its subsidiaries, including the Company, are parties to a working capital line of credit evidenced by two separate loan agreements ("Agreements") with a lender ("Lender") collateralized by receivables, inventories and proprietary rights of the parties to the Agreements. The term of the Agreements is through December 31, 2000, and shall automatically be renewed thereafter for successive terms of one month each. The lender shall have the right to terminate these Agreements at the end of any renewal term by giving the Company written notice not less than fifteen (15) days. As of the date of this report, the Company is in negotiations with a new lender to replace its existing Revolving Credit Facility. There is no assurance that the Company will be successful in completing the new credit facility.

     As of September 30, 2000 LSB, exclusive of the Company, and the Company had a borrowing availability under their existing revolver of $.1 million, and $7.5 million respectively, or $7.6 million in the aggregate and the effective interest rate was 11.0%. Borrowings under the Revolver outstanding September 30, 2000, were $27.0 million, $28.7 million including the borrowings of Non-ClimaChem companies. The annual interest on the outstanding debt under the Revolver at September 30, 2000, at the rates then in effect would approximate $3.0 million. The Agreements also restrict the flow of funds, except under certain conditions, to subsidiaries of the Company that are not parties to the Agreement.

     In addition to the credit facilities discussed above, the Company's wholly owned subsidiary, DSN Corporation ("DSN"), is a party to three loan agreements with a financial company (the "Financing Company") for three projects. At September 30, 2000, DSN had outstanding borrowings of $6.0 million under these loans. The loans have monthly repayment schedules of principal and interest through maturity in 2002. The interest rate on each of the loans is fixed and range from 8.2% to 8.9%. Annual interest, for the three notes as a whole, at September 30, 2000, at the agreed to interest rates would approximate $.5 million. The loans are secured by the various DSN property and equipment. The loan agreements require the Company to maintain certain financial ratios, including tangible net worth requirements. In October, 2000, DSN obtained a waiver from the Financing Company of the covenants financials through December 2001.

     The Company is restricted as to funds that it may transfer to LSB under the terms contained in an Indenture ("Indenture") covering the Unsecured Senior Notes issued by the Company. The Company sustained a net loss of $19.2 million in the calendar year 1999, and had net income of $8.4 million including an extraordinary gain of $17.4 million, before income taxes, resulting from the repurchase of Senior Unsecured Notes for the nine months ended September 30, 2000.

     Based on the extraordinary gain on the repurchase of Senior Unsecured Notes of the Company for the nine months ended September 30, 2000, the Company has recorded a provision for income taxes of $2.9 million which includes amounts due to LSB in lieu of income taxes of approximately $.7 million. For the nine months ended September 30, 2000, EBITDA as defined in the Management Agreement exceeded $19.5 million by more than $1,350,000, thus the management fee to LSB of $1,350,000 was expensed in the Condensed Consolidated Statement of Operations for the period then ended. This management fee in addition to the income taxes served to reduce the amount due from LSB and affiliates in the Condensed Consolidated Balance Sheet as of September 30, 2000. As of September 30, 2000, the Company has paid LSB $900,000 and $400,000 relating to the management fee and income taxes, respectively. No management fee was earned or paid to LSB in 1999. No amounts were paid to LSB by the Company under the Tax Sharing Agreement during 1999. See Note 3 of Notes to Condensed Consolidated Financial Statements for discussion of the "Service Agreement", the "Tax Sharing Agreement" and the "Management Agreement". There are no assurances that the Company will continue to be profitable for the remainder of 2000, or that if profitable, such profits will be adequate to cause the Company's EBITDA level for the calendar year 2000 to exceed the minimum threshold of $26.0 million by an amount sufficient to require the payment of management fees to LSB for the year 2000.

     LSB and its subsidiaries other than the Company and its subsidiaries (the "LSB Non-ClimaChem Entities") are dependent upon their separate cash flows and the restricted funds which can be distributed by the Company under the above mentioned agreements. As of September 30, 2000, the LSB Non-ClimaChem Entities had a working capital deficit of $5.3 million (including $3.1 million of inventories and $2.7 million of accounts receivable), and long-term debt due after one year of $24.8 million (including that owed to the Company). For the nine months ended September 30, 2000, the LSB Non-ClimaChem Entities had a net income of approximately $1.3 million before recognizing their equity in the net income of the Company. LSB is focusing its efforts and resources on its core businesses, primarily represented by ClimaChem. On April 5, 2000 LSB's Board of Directors approved a plan for the disposal of its Automotive Products Business which was concluded on May 4, 2000 with the sale of the Automotive Business. LSB is also realigning its overhead to better match its focus on the Chemical and Climate Control Businesses of the Company. Based on these plans, management of LSB believes the LSB Non-ClimaChem Entities will have sufficient operating capital to meet its obligations as they come due, including those to the Company. If LSB management is not successful in executing this plan, including realignment of overhead to reduce its operating costs or realizing certain excess and non-core assets, and if the Company is not able to transfer funds to LSB and its affiliates as permitted under the Indenture, the recoverability of the loans and advances to LSB, which aggregate $16.8 million at September 30, 2000 may not be recoverable. As of September 30, 2000, the Company has not provided an allowance for doubtful accounts against these receivables, loans and advances since it is their present belief that LSB will be able to pay these amounts; however, it is reasonably possible that the evaluation relative to the amounts due from LSB and its subsidiaries could change in the near future.

     As previously stated, the Company has outstanding $79.8 million in Senior Unsecured Notes, which require that a semi-annual interest payment of $4.3 million be paid on December 1, 2000. As of the date of this report, the Company does not believe the interest payment will be made on December 1, 2000. If the Company does not pay the December 1, 2000 interest payment on December 1, it has thirty (30) days to cure such before it becomes an event of default under the terms of the Indenture. Under an event of default, among other things, the lender may declare the debt immediately due and payable. An event of default under the Indenture to the 10 3/4% Senior Notes could result in a default of the Revolver and certain other indebtedness of the Company and its subsidiaries. In order for the Company to make the interest payment during the grace period, it may be necessary for the Company to receive approval from its current working capital lender or replace its current lender with a new working capital lender.

     For the remainder of 2000, the Company has planned capital expenditures of approximately $1.4 million but such capital expenditures are dependent upon obtaining acceptable financing. The Company expects to delay these expenditures as necessary based on the availability of adequate working capital and the availability of financing. The Company has obtained a fourteen (14) month extension of the compliance dates under its wastewater management project and in the implementation dates of such project. Because the Company has not completed its evaluation of engineering alternatives, the Company has not yet provided to the state of Arkansas its final design plans under the new extended deadlines. The consent order provides for an October 1, 2001 deadline for submission of final design plans will be preceded by the agency's issuance of a revised permit. The revised permit will include the discharge limits that will apply to the wastewater treatment project. To date the state has deferred issuance of the revised permit. The Company continues to regularly advise the state of the projects engineering status and financing status. Construction of the wastewater treatment project is subject to the Company obtaining financing to fund this project. There are no assurances that the Company will be able to obtain the required financing. Failure to construct the wastewater treatment project could have a material adverse effect on the Company.

     During the second and third quarters of 2000, the Company repurchased $25.2 million of the Senior Unsecured Notes and recognized a gain of approximately $17.4 million, before income taxes. These purchases will serve to reduce interest expense by approximately $2.7 million annually.

     As previously stated, LSB, the parent of the Company, owes the Company approximately $16.8 million, of which $10.0 million bears an annual rate of interest of 10-3/4%, payable semiannually on June 1 and December 1, and the principal due in 2007, $4.0 million bears interest at 7% and is due in 2007 and $2.7 million is due on demand. The amount which LSB owes the Company includes approximately $.9 million for interest on the $10.0 million note payable by LSB to the Company of which $.5 million was paid in November 2000.

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

Interest Rate Risk

     The Company's interest rate risk exposure results from its debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long-term rates, primarily fixed rat notes, some of which prohibit prepayment or require substantial prepayment penalties.

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, for an expanded analysis of expected maturities of long-term debt and its weighted average interest rates and discussion related to raw material price risk.

     As of September 30, 2000, the Company's variable rate and fixed rate debt, which aggregated $118.6 million, exceeded the debt's fair market value by approximately $55.9 million ($78.8 million at December 31, 1999). The fair value of the Company's Senior Notes was determined based on a market quotation for such securities.

Raw Material Price Risk

     The Company has a remaining commitment at September 30, 2000 to purchase 78,000 tons of anhydrous ammonia under a contract. The Company's purchase price can be higher or lower than the current market spot price. As of September 30, 2000, an accrual for losses during the remainder of the purchase period of $7.6 million was recorded in the accompanying Condensed Consolidated Balance Sheet. See Note 6 of Notes to Condensed Consolidated Financial Statements.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

     Certain statements contained within this report may be deemed "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward Looking Statements that are subject to know and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", ";intend", "will", and similar expressions identify Forward Looking Statements. Forward Looking Statements contained herein include, among other things, (i) ability to improve operations and become profitable, (ii) establishing a position as a market leader, (iii) the amount of the loss provision for anhydrous ammonia required to be purchased may increase, (iv) amount to be spent relating to capital expenditures, (v) plan for 2000 to realize cash, reduce indebtedness and improve liquidity and operating results, (vi) ability to be able to continue to borrow under the Company's revolving line of credit or replace such, (vii) ability to obtain financing to fund its presently anticipated capital requirements, (viii) ability to make required capital improvement, (ix) ability to collect amounts owing to the Company by LSB, (x) LSB non-ClimaChem entities ability to pay its obligations as they come due, (xi) anticipated cost of certain amounts of anhydrous ammonia exceed the market, (xi) no improvements in the gross margin of certain nitrate based products of the Chemical Business is expected in the near future due to increased cost of anhydrous ammonia, (xii) ability to pay December 1, 2000 interest payment on the Company's Senior Unsecured Notes, and (xiii) losses, if any, arising from the interruption of production at the EDNC plant will be fully paid by insurance proceeds. While the Company believes the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues, (iii) material increase in interest rates; (iv) inability to collect in a timely manner a material amount of receivables, (v) increased competitive pressures, (vi) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending (vii) additional releases (particularly air emissions into the environment), (viii) material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, (ix) the requirement to use internally generated funds for purposes not presently anticipated, (x) ability to become profitable, or if unable to become profitable, the inability to secure additional liquidity in the form of additional equity or debt, (xi) the cost for the purchase of anhydrous ammonia and/or natural gas increasing, (xii) changes in competition, (xiii) the loss of any significant customer, (xiv) changes in operating strategy or development plans, (xv) inability to fund the working capital and expansion of the Company's businesses, (xvi) adverse results in any of the Company's pending litigation, (xvii) inability to obtain necessary raw materials, (xviii) ability of LSB to restructure its payables, and (xix) other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward Looking Statements contained herein to reflect future events or developments.

Independent Accountant' Review Report

Board of Directors
ClimaChem, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of ClimaChem, Inc. and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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
ERNST & YOUNG LLP

Oklahoma City, Oklahoma
November 16, 2000

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings

     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 1999, which Item 3 is incorporated by reference herein.
Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(A)	Exhibits

The Company has included the following exhibits in this report:

	10.1	Covenant waiver letter, dated October 19, 2000, with CIT Group, which is incorporated by reference from exhibit 10.1 to LSB Industries, Inc. ("LSB") Form 10-Q for the quarter ended September 30, 2000.

10.2

Ninth Amendment to Amended and Restated Loan and Security Agreement, dated October 10, 2000 by and between Bank of America, N.A. and Climate Master, Inc., International Environmental Corporation, El Dorado Chemical Company, and Slurry Explosive Corporation, which is incorporated by reference from Exhibit 10.6 to LSB Industries, Inc. Form 10 Q for the quarter ended September 30, 2000.

	15.1	Letter Re: Unaudited Financial Information

	27.1	Financial Data Schedule

(B)	Reports of Form 8-K
The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 20th day of November, 2000.

CLIMACHEM, INC.

By: /s/ Tony M. Shelby
Tony M. Shelby,
Vice President - Chief Financial
Officer, (Principal Financial Officer)

By:/s/ Jim D. Jones
Jim D. Jones
Vice President - Treasurer
(Principal Accounting Officer)