Form 10-K
period 2000-12-31
CLIMACHEM INC
filed 2001-04-17
CIK 1053518

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        For the fiscal year ended: December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

        For the transition period from ___________ to ___________

                             Commission File Number:

                                 CLIMACHEM, INC.
             (Exact Name of Registrant as Specified in its Charter)

        Oklahoma                                                73-1528549
------------------------                                    ------------------
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)

      16 South Pennsylvania Avenue
        Oklahoma City, Oklahoma                                    73107
-----------------------------------------                        ----------
(Address of Principal Executive Officers)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:       (405) 235-4546

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

                            (Facing Sheet Continued)

        Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for the past 90 days. YES [X] NO [ ].

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

        The information required by Part III of this Form 10-K is incorporated by reference from the registrant's proxy statement to be filed pursuant to regulation 14A which involves the election of directors no later than 120 days after the end of the fiscal year covered by this Form 10-K.

                            FORM 10-K CLIMACHEM, INC.

                                TABLE OF CONTENTS


                                     PART I

                                                                              Page
                                                                              ----
Item 1.     Business                                                            1
                General                                                         1
                Segment Information and Foreign
                  and Domestic Operations and Export Sales                      2
                Chemical Business                                               2
                Climate Control Business                                        5
                Employees                                                       8
                Research and Development                                        8
                Environmental Matters                                           8

Item 2.     Properties                                                          10
                Chemical Business                                               10
                Climate Control Business                                        11

Item 3.     Legal Proceedings                                                   11

Item 4.     Submission of Matters to a vote of Security Holders                 11

Item 4A.    Executive Officers of the Company                                   11

                                     PART II

Item 5.     Market for Company's Common Equity
              and Related Stockholder Matters
                Market Information                                              12

Item 6.     Selected Financial Data                                             13

Item 7.     Management's Discussion and Analysis of
              Financial Condition and Results of Operations                     15
                Overview                                                        15
                Results of Operations                                           23
                Liquidity and Capital Resources                                 26

Item 7A.    Quantitative and Qualitative Disclosures About
              Market Risk                                                       30
                General                                                         30
                Interest Rate Risk                                              30
                Raw Material Price Risk                                         32

Item 8.     Financial Statements and Supplementary Data                         32

Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                               32

Special Note Regarding Forward-Looking Statements                               33

                                   PART III                                     35

The information required by Part III of this Form 10-K is incorporated by reference from the registrant's proxy statement to be filed pursuant to regulation 14A which involves the election of directors no later than 120 days after the end of the fiscal year covered by this Form 10-K

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                                       36

                                     PART I

ITEM 1. BUSINESS

GENERAL

        ClimaChem, Inc. ("the Company"), a wholly owned subsidiary of LSB Industries, Inc. ("LSB"), is engaged, through its subsidiaries, in the manufacture and sale of (i) chemical products for the explosives, agricultural and industrial acids markets (the "Chemical Business"), and (ii) a broad range of hydronic fan coils and water source heat pumps as well as other products used in commercial and residential air conditioning systems (the "Climate Control Business").

        The Company is pursuing a strategy of concentrating on businesses and product lines in niche markets where it can establish a position as a market leader. In addition, the Company is seeking to reduce its outstanding indebtedness and improve its liquidity and operating results through the liquidation and/or sale of selected assets. The Company believes that it can maximize its long-term profitability by offering specialized products and value-added services to its customers. See "Special Note Regarding Forward-Looking Statements".

        The Chemical Business seeks to maximize profitability by (i) being a low cost producer, (ii) focusing on a specific geographic area where it can develop a freight and distribution advantage and establish a leading regional presence, (iii) offering value added services as a means of building customer loyalty, and (iv) continuing to alter the product mix towards higher margin products. The Company has developed a geographic advantage in the Texas, Oklahoma, Missouri, Alabama and Tennessee agricultural markets by establishing an extensive network of wholesale and retail distribution centers for nitrogen-based fertilizer tailored toward regional farming practices and by providing value added services. The Company has also developed a proprietary line of packaged explosives which is sold as a nationally recognized branded product. Given the nature of the product, the Company believes its branding strategy, emphasizing quality, safety and reliability, gives it a competitive advantage over less recognized explosive products. See "Special Note Regarding Forward-Looking Statements."

        The Climate Control Business seeks to establish leadership positions in niche markets by offering extensive product lines, custom tailored products and proprietary new technologies. Under this focused strategy, the Company has developed the most extensive line of hydronic fan coils and water source heat pumps in the United States. The Company has developed flexible production to allow it to custom design units for the growing retrofit and replacement markets. The Company believes that the Climate Control Business is one of the leaders in commercializing new technology to satisfy increasingly stringent indoor air quality standards. Products recently developed by the Company include heat pump technology for dehumidification, specialty filters for the removal of airborne particles and gases, ultraviolet light units for bacteria removal and highly energy efficient dual path heat pump products. The Climate Control Business is a pioneer in the use of geothermal water source heat pumps in residential applications. The Company believes that an aging installed base of residential HVAC systems, coupled with relatively short payback periods of geothermal systems, will continue to increase demand for its geothermal products in the residential replacement market. See "Special Note Regarding Forward-Looking Statements."

        In conjunction with the Company's strategy, subsidiaries of LSB, which are not subsidiaries of the Company, completed the acquisition of two chemical plants during the fourth quarter of 2000. One plant is located in Cherokee, Alabama ("Cherokee Facility"), and the other is located in Crystal City, Missouri ("Crystal City Facility"). The Cherokee Facility produces anhydrous ammonia, nitric acid, aqua ammonia, agricultural grade ammonium nitrate fertilizer, urea ammonium nitrate fertilizer and ammonium nitrate solutions as a blasting product ingredient. The Crystal City Facility is currently held for sale and will not be operated by LSB or any of its subsidiaries including the Company. A subsidiary of the Company leases the Crystal City Facility and the Cherokee Facility from the acquiring subsidiaries, which are not subsidiaries of the Company. The subsidiary leases the plants under a triple net lease. The terms of the Crystal City Facility lease is for six months and the terms of the Cherokee Facility lease is for one year. See discussion in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        For the year ended December 31, 2000, subsidiaries of the Company repurchased approximately $25.2 million of Senior Unsecured Notes and recognized a pretax gain of approximately $17.4 million. The purchases will serve to reduce interest expense by approximately $1.9 million annually.

        As of December 31, 2000, LSB and certain of its subsidiaries, including the Company, were parties to a Revolving Credit Facility evidenced by two separate loan agreements ("Agreement") with a lender. The Agreements have been amended from time to time since inception to accommodate changes in business conditions and financial results. The term of the Agreements, as amended, was through December 31, 2000, and was automatically being renewed thereafter for successive terms of one month each. In April 2001, the Company replaced its existing Revolving Credit Facility with a new lender. See Note 7 of Notes to Consolidated Financial Statements.

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

CHEMICAL BUSINESS

        GENERAL

        The Company's Chemical Business manufactures three principal product lines that are derived from anhydrous ammonia: (1) fertilizer grade ammonium nitrate and urea ammonia nitrate ("UAN") for the agricultural industry, (2) explosive grade ammonium nitrate for the mining industry and (3) concentrated, blended and mixed nitric acid and sulfuric acid for industrial applications. The Chemical Business' principal manufacturing facilities are located in El Dorado, Arkansas ("El Dorado Facility") and Cherokee, Alabama, ("Cherokee Facility"). The other manufacturing operations are located in Hallowell, Kansas, Wilmington, North Carolina, and Baytown, Texas. The following discussion is that of the Businesses continuing and accordingly exclude the business disposed of in 1999.

        For each of the years 2000, 1999 and 1998, approximately 27%, 26% and 30% of the respective sales of the Chemical Business consisted of sales of fertilizer and related chemical products for agricultural purposes, which represented approximately 15%, 14% and 15% of the Company's consolidated sales for each respective year. For each of the years 2000, 1999 and 1998, approximately 35%, 39% and 46% of the respective sales of the Chemical Business consisted of sales of ammonium nitrate and other chemical-based blasting products for the mining industry, which represented approximately 18%, 20% and 24% of the Company's 2000, 1999 and 1998 consolidated sales, respectively. For each of the years 2000, 1999 and 1998, approximately 38%, 35% and 24% of the respective sales of the Chemical business consisted of the industrial acids for sale in the food, paper, chemical and electronics industries, which represented approximately 20%, 18% and 13% of the Company's 2000, 1999 and 1998 consolidated sales respectively. Sales of the Chemical Business accounted for approximately 53%, 52% and 52% of the Company's 2000, 1999 and 1998 consolidated sales, respectively.

        AGRICULTURAL PRODUCTS

        The Chemical Business produces ammonium nitrate, a nitrogen-based fertilizer, at the El Dorado Facility and the Cherokee Facility and in addition produces UAN at the Cherokee Facility. Ammonium nitrate and UAN are two of several forms of nitrogen-based fertilizers which include anhydrous ammonia and urea. Although, to some extent, the various forms of nitrogen-based fertilizers are interchangeable, each has its own characteristics which produce agronomic preferences among end users. Farmers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices. These agricultural products are sold to farmers, fertilizer dealers and distributors located primarily in the South Central and Southeastern United States.

        The Chemical Business markets are in close proximity to its El Dorado, Arkansas and Cherokee, Alabama facilities and include a high concentration of pasture land and row crops which favor the Company's products. The Company has developed its market position in these areas by emphasizing high quality products, customer service and technical advice. Using a proprietary prilling process, the El Dorado Facility produces a high performance ammonium nitrate fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products. The Company believes that its "E-2" brand ammonium nitrate fertilizer is recognized as a premium product within its primary market. See "Special Note Regarding Forward - Looking Statements". In addition, the El Dorado Facility has developed long term relationships with end users through its network of 20 wholesale and retail distribution centers and the Cherokee Facility sells directly to agricultural cooperative customers.

        EXPLOSIVES

        The Chemical Business manufactures low density ammonium nitrate-based explosives including bulk explosives used in surface mining. In addition, the Company manufactures and sells a branded line of packaged explosives used in construction, quarrying and other applications, particularly where controlled explosive charges are required. The Company's bulk explosives are marketed primarily through eight distribution centers, five of which are located in close proximity to the customers' surface mines in the coal producing states of Kentucky, Missouri, Tennessee, and West Virginia. The Company emphasizes value-added customer services and specialized product applications for its bulk explosives. Most of the sales of bulk explosives are to customers who work closely with the Company's technical representatives in meeting their specific product needs. In addition, the Company sells bulk explosives to independent wholesalers and to other explosives companies. Packaged explosives are used for applications requiring controlled explosive charges and typically command a premium price and produce higher margins. The Company believes its Slurry packaged explosive products are among the most widely recognized in the industry. Slurry packaged explosive products are sold nationally and internationally to other explosive companies and end-users.
The Chemical Business has a letter of intent with a third party to sell its explosive distribution outlets and enter into a long-term supply agreement, which the Company currently expects to close in May 2001. Under the terms of the letter of intent, the Chemical Business would sell its wholesale and retail explosive distribution business (excluding accounts receivable) for $3.5 million plus any additional amount for inventories and enter into an ammonium nitrate tolling agreement with the third party. The buyer has prepaid to the Chemical Business $2 million of the $3.5 million, which amount has been received by the Chemical Business. If the transaction does not close by May 31, 2001, the $2 million prepayment will be applied towards the purchase of ammonium nitrate products by the third party from the Chemical Business. However if the transaction has not closed by May 31, 2001 and the third party reasonably, determines that the Chemical Business is unable to make deliveries of the ammonium nitrate products beginning June 2001 and thereafter, the Chemical Business shall return the prepayment. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation" for a discussion of the expected impact upon the operations and financial position of the Chemical Business as a result of these anticipated transactions. See "Special Note Regarding Forward-Looking Statement."


        INDUSTRIAL ACIDS

        The Chemical Business manufactures and sells industrial acids, primarily to the food, paper, chemical and electronics industries. The Company is the major supplier to third parties of concentrated nitric acid which is a special grade of nitric acid used in the manufacture of plastics, pharmaceuticals, herbicides, explosives, and other chemical products. In addition, the Company produces and sells regular, blended and mixed nitric acid and a variety of grades of sulfuric acid. The Company competes on the basis of price and service, including on-time reliability and distribution capabilities. The company provides inventory management as part of the value-added services it offers to its customers.

        Subsidiaries within the Company's Chemical Business entered into a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, El Dorado Nitrogen Company ("EDNC") is operating a nitric acid plant (the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. Under the terms of the Bayer Agreement, Bayer will purchase from EDNC all of its requirements for nitric acid to be used by Bayer at its Baytown, Texas facility for an initial ten-year term ending May 2009. EDNC will purchase from Bayer its requirements for anhydrous ammonia for the manufacture of nitric acid as well as utilities and other services. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal.

        EDNC and Bayer may terminate the Bayer Agreement upon the occurrence of certain events of default if not cured. Bayer retains the right of first refusal with respect to any bona fide third-party offer to purchase any voting stock of EDNC or any portion of the EDNC Baytown Plant.

        In October 2000, the EDNC Baytown Plant experienced a mechanical failure resulting in an interruption of production. To supply nitric acid to Bayer during the interruption, EDNC purchased nitric acid produced by a subsidiary of the Company, El Dorado Chemical Company, as well as from third party producers. The repairs to the nitric plant were completed in January 2001. The Company believes that the losses arising from this mechanical failure and interruption of production will be fully covered by insurance and payments by Bayer. The mechanical failure is not expected to result in any material liability to the Company. See "Special Note Regarding Forward-Looking Statements".

        MAJOR CUSTOMER

        Revenues from sales to one customer, Bayer, of the Company's Chemical Business segment represented approximately $38.4 million and $17.2 million (13.6% and 7.0% of consolidated revenues, respectively) for the years ended 2000 and 1999, respectively (none in 1998). As discussed above, under the terms of the Bayer Agreement, Bayer will purchase from a subsidiary of the Company all of its requirements for nitric acid to be used at its Baytown, Texas facility for an initial ten-year term ending May 2009.

        RAW MATERIALS

        Anhydrous ammonia represents the primary component in the production of most of the products of the Chemical Business. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Chemical Business purchased approximately 180,000 tons of anhydrous ammonia in 2000 (151,000 in 1999 and 220,000 in 1998). Upon leasing the Cherokee Facility, the Chemical Business became a purchaser of natural gas. At full production the Cherokee Facility will purchase approximately 500,000 MMBtu of natural gas per month.

        During 2000, the Chemical Business purchased its raw material requirements of anhydrous ammonia from one supplier. As of December 31, 2000, the Chemical Business had commitments to purchase 72,000 tons of anhydrous ammonia under a take or pay contract at an average minimum volume of 3,000 tons per month during 2001 and 2002. In addition, under the contract the Chemical Business is committed to purchase 100% of its anhydrous ammonia requirements in 2001 and 50% of its remaining quantities in excess of the take or pay volumes of its anhydrous ammonia requirements through 2002 from this third party at prices which approximate market prices. The Company believes that it could obtain anhydrous ammonia from other sources in the event of a termination of the above-referenced contract. See "Special Note Regarding Forward-Looking Statements" and Note 10 of Notes to Consolidated Financial Statements.

        SEASONALITY

        The Company believes that the only seasonal products of the Chemical Business are fertilizer and related chemical products sold to the agricultural industry. The selling seasons for those products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets in which the majority of the Company's agricultural products are distributed. As a result, the Chemical Business increases its inventory of ammonium nitrate and UAN prior to the beginning of each planting season. Sales to the agricultural markets depend upon weather conditions and other circumstances beyond the control of the Company. The agricultural markets serviced by the Chemical Business have sustained a drought resulting in a lack of demand for the Chemical Business' fertilizer products during the 1998, 1999, and 2000 fall and spring planting seasons and have had a material adverse effect on the Company.

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

        COMPETITION

        The Chemical Business competes with other chemical companies in its markets, many of whom have greater financial and other resources than the Company. In 2000, there were plant closures due to the high cost of natural gas and other economic factors in the nitrogen business. The Company believes that competition within the markets served by the Chemical Business is primarily based upon price, service, warranty and product performance.

CLIMATE CONTROL BUSINESS

        GENERAL

        The Company's Climate Control Business manufactures and sells a broad range of standard and custom designed hydronic fan coils and water source heat pumps as well as other products for use in commercial and residential heating ventilation and air conditioning ("HVAC") systems. Demand for the Climate Control Business products is driven by the construction of commercial, institutional and residential buildings, the renovation of existing buildings and the replacement of existing systems. The Climate Control Business commercial products are used in a wide variety of buildings, such as: hotels, motels, office buildings, schools, universities, apartments, condominiums, hospitals, nursing homes, extended care facilities, supermarkets and superstores. Many of the Company's products are targeted to meet increasingly stringent indoor air quality and energy efficiency standards. The Climate Control Business accounted for approximately 47%, 48% and 48% of the Company's 2000, 1999 and 1998 consolidated sales, respectively.

        HYDRONIC FAN COILS

        The Climate Control Business is a leading provider of hydronic fan coils targeted to the commercial and institutional markets in the United States Hydronic fan coils use heated or chilled water, provided by a centralized chiller or boiler through a water pipe system, to condition the air and allow individual room control. Hydronic fan coil systems are quieter and have longer lives and lower maintenance costs than comparable systems used where individual room control is required. The breadth of the product line coupled with customization capability provided by a flexible manufacturing process are important components of the Company's strategy for competing in the commercial and institutional renovation and replacement markets. During 2000, the Company completed a facility to manufacture large air handlers. See "Special Note Regarding Forward-Looking Statements".

        WATER SOURCE HEAT PUMPS

        The Company is a leading United States provider of water source heat pumps to the commercial construction and renovation markets. These are highly efficient heating and cooling units which enable individual room climate control through the transfer of heat through a water pipe system which is connected to a centralized cooling tower or heat injector. Water source heat pumps enjoy a broad range of commercial applications, particularly in medium to large sized buildings with many small, individually controlled spaces. The Company believes the market for commercial water source heat pumps will continue to grow due to the relative efficiency and long life of such systems as compared to other air conditioning and heating systems, as well as to the emergence of the replacement market for those systems. See "Special Note Regarding Forward-Looking Statements."

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

        HYDRONIC FAN COIL AND WATER SOURCE HEAT PUMP MARKET

        The Company has pursued a strategy of specializing in hydronic fan coils and water source heat pump products. The annual United States market for hydronic fan coils and water source heat pumps is approximately $310 million. Demand in these markets is generally driven by levels of repair, replacement, and new construction activity. The United States market for fan coils and water source heat pump products has grown on average 8% per year over the last 5 years. This growth is primarily a result of new construction, the aging of the installed base of units, the introduction of new energy efficient systems, upgrades to central air conditioning and increased governmental regulations restricting the use of ozone depleting refrigerants in HVAC systems.

        PRODUCTION AND BACKLOG

        Most of the Climate Control Business production of the above-described products occurs on a specific order basis. The Company manufactures the units in many sizes and configurations, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, school, hospitals, apartment buildings, office buildings and other commercial or residential structures. As of December 31, 2000, the backlog of confirmed orders for the Climate Control Business was approximately $26.7 million as compared to approximately $22.1 million at December 31, 1999. See discussion in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations". A customer generally has the right to cancel an order prior to the order being released to production. Past experience indicates that customers generally do not cancel orders after the Company receives them. As of the date of this report, the Climate Control Business had released substantially all of the December 31, 2000 backlog to production. All of the December 31, 2000 backlog is expected to be filled by December 31, 2001. See "Special Note Regarding Forward-Looking Statements."

        MARKETING AND DISTRIBUTION

        DISTRIBUTION

        The Climate Control Business sells its products to mechanical contractors, original equipment manufacturers and distributors. The Company's sales to mechanical contractors primarily occur through independent manufacturers' representatives, who also represent complementary product lines not manufactured by the Company. Original equipment manufacturers generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from the Climate Control Business in competition with the Company. Sales to original equipment manufacturers accounted for approximately 22% of the sales of the Climate Control Business in 2000 and approximately 10% of the Company's 2000 consolidated sales.

        MARKET

        The Climate Control Business depends primarily on the commercial construction industry, including new construction and the remodeling and renovation of older buildings. This Business also depends primarily on the construction industry for both new and replacement markets relating to their geothermal products.

        RAW MATERIALS

        Numerous domestic and foreign sources exist for the materials used by the Climate Control Business, which materials include aluminum, copper, steel, electric motors and compressors. The Company does not expect to have any difficulties in obtaining any necessary materials for the Climate Control Business. See "Special Note Regarding Forward-Looking Statements."

        COMPETITION

        The Climate Control Business competes with approximately fourteen companies, some of whom are also customers of the Company. Some of the competitors have greater financial and other resources than the Company. The Climate Control Business manufactures a broader line of fan coil and water source heat pump products than any other manufacturer in the United States, and the Company believes that it is competitive as to price, service, warranty and product performance.

        JOINT VENTURE AND OPTION TO PURCHASE

        In April 1999, the Company purchased from a subsidiary of LSB, an option to acquire a French manufacturing company and all amounts due and payable from such French manufacturer or its parent to LSB. The Company may exercise its option to acquire the French manufacturer by converting approximately $150,000 of the amount loaned into equity. The option is currently exercisable and will expire June 15, 2005. As of the date of this report, management of the Company which holds the option has not decided whether it will exercise the option. For 2000, 1999 and 1998, the French manufacturer had revenues of $16.7, $18.9 and $17.2 million, respectively, and reported net income of approximately $200,000, $600,000 and $100,000, respectively. As of December 31, 2000, the note receivable from the French manufacturer, net of reserves, amount to approximately $2.2 million which is secured by the stock and assets of the French manufacturer. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        In January 1999, the Company acquired LSB's 50% limited partner interest in an energy conservation joint venture (the "Project") by purchasing the stock of the LSB subsidiary that owned the Project. The Company's equity interest in the results of the operations of the Project were not material for the years ended December, 2000, 1999 and 1998.

EMPLOYEES

        As of December 31, 2000, the Company employed 1,463 persons. As of that date, (i) the Chemical Business employed 566 persons, with 91 represented by unions under agreements expiring in August, 2001, and February, 2002, and (ii) the Climate Control Business employed 862 persons, none of whom are represented by a union.

RESEARCH AND DEVELOPMENT

        The Company incurred approximately $391,000 in 2000, $713,000 in 1999, and $377,000 in 1998 on research and development relating to the development of new products or the improvement of existing products. All expenditures for research and development related to the development of new products and improvements are expensed by the Company.

ENVIRONMENTAL MATTERS

        The Company and its operations are subject to numerous Environmental Laws and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by the Company in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to the Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from the Company's facilities or the use or disposal of certain of its chemical products. Significant expenditures have been incurred by the Chemical Business at the El Dorado Facility in order to comply with the Environmental Laws and Health Laws. The Chemical Business may be required to make additional significant site or operational modifications at the El Dorado Facility, potentially involving substantial expenditures and reduction, suspension or cessation of certain operations. See "Special Note Regarding Forward-Looking Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Chemical Business."

        The Chemical Business entered into a consent administrative order with the Arkansas Department of Environmental Quality ("ADEQ") in August, 1998 (the "Wastewater Consent Order"). The Wastewater Consent Order recognized the presence of nitrate contamination in the groundwater and required the chemical Business to undertake on-site bioremediation. The bioremediation was not successful in achieving denitrification. The Chemical Business is preparing a report to the ADEQ regarding field testing of the shallow groundwater. Upon completion of the waste minimization activities referenced below, a final remedy for groundwater contamination will be selected, based on an evaluation of risk. There are no known users of groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation. The Wastewater Consent Order included a $183,700 penalty assessment, of which $125,000 will be satisfied over five years at expenditures of $25,000 per year for waste minimization activities. The Chemical Business has documented in excess of $25,000 on expenditures for each of the years 1998, 1999 and 2000.

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

        The Wastewater Consent Order also requires the Chemical Business to undertake a facility wide wastewater evaluation and pollutant source control program and facility wide wastewater minimization program. The program requires that the subsidiary complete rainwater drain off studies including engineering design plans for additional water treatment components to be submitted to the State of Arkansas, by the revised date of October 1, 2001. The construction of the additional water treatment components is required to be completed by the revised date of October 1, 2002 and the El Dorado plant has been mandated to be in compliance with the final effluent limits on or before the revised date of April 2003. The aforementioned compliance deadlines, however, are not scheduled to commence until after the State of Arkansas has issued a renewal permit establishing new, more restrictive effluent limits. Alternative methods for meeting these requirements are continuing to be examined by the Chemical Business. The Company believes, although there can be no assurance, that any such new effluent limits would not have a material adverse effect on the Company. See "Special Note Regarding Forward-Looking Statements." The Wastewater Consent Order provided that the State of Arkansas will make every effort to issue the renewal permit by December 1, 1999; however, the State of Arkansas has delayed issuance of the permit. Because the Wastewater Consent Order provides that the compliance deadline may be extended for circumstances beyond the reasonable control of the Company, and because the State of Arkansas has not yet issued the renewal permit, the Company does not believe that failure to meet the aforementioned compliance deadlines will present a material adverse impact. The State of Arkansas has been advised that the company is seeking financing from Arkansas authorities for the projects required to comply with the Wastewater Consent Order and the Company has requested that the permit be further delayed until financing arrangements can be made, which requests have been met to date.

        The Chemical Business and the ADEQ entered into certain agreements, including an administrative consent order (the "Air Consent Order") in 1995 to resolve certain of the Chemical Business' past violations. The Air Consent Order was amended in 1996, 1997 and 1998. The Air Consent Order was unilaterally withdrawn by the ADEQ as of July 31, 2000. In addition, prior to 1998, the El Dorado Facility was identified as one of 33 significant violators of the federal Clean Air Act in a review of Arkansas air programs by the EPA Office of Inspector General. The Company is unable to predict the impact, if any, of such designation. See "Special Note Regarding Forward-Looking Statements." Effective May 1, 2000, the Chemical Business is operating under a new air permit. This air permit supercedes all air-related consent administrative orders other than the Air Consent Order discussed above.

        During 2000, the Chemical Business expended approximately $.1 million in connection with capital expenditures relating to compliance with federal, state and local Environmental Laws at its El Dorado Facility, including, but not limited to, compliance with the Wastewater Consent Order, as amended. The Company anticipates that the Chemical Business will spend approximately $2 to $3 million for future capital expenditures relating to environmental control facilities at its El Dorado Facility to comply with Environmental Laws, including, but not limited to, the Wastewater Consent Order, as amended, with $.3 million being spent in 2001 and the balance being spent in 2002. No assurance can be made that the actual expenditures of the Chemical Business for such matters will not exceed the estimated amounts by a substantial margin, which could have a material adverse effect on the Company and its financial condition. The amount to be spent for capital expenditures related to compliance with Environmental Laws is dependent upon a variety of factors, including, but not limited to, obtaining financing through Arkansas authorities, the occurrence of additional releases or threatened releases into the environment, or changes in the Environmental Laws (or in the enforcement or interpretation by any federal or state agency or court of competent jurisdiction). See "Special Note Regarding Forward-Looking Statements." Additional orders from the ADEQ imposing penalties, or requiring the Chemical Business to spend more for environmental improvements or curtail production activities at the El Dorado Facility, could have a material adverse effect on the Company.

ITEM 2. PROPERTIES

CHEMICAL BUSINESS

        The Chemical Business primarily conducts manufacturing operations (i) on 150 acres of a 1,400 acre tract of land located in El Dorado, Arkansas (the "El Dorado Facility"), (ii) on 120 acres of a 1,300 acre tract of land located in Cherokee, Alabama ("Cherokee Facility"), (iii) in a facility of approximately 60,000 square feet located on ten acres of land in Hallowell, Kansas ("Kansas Facility"), (iv) in a mixed acid plant in Wilmington, North Carolina ("Wilmington Plant"), and (v) in a nitric acid plant in Baytown, Texas ("Baytown Plant"). The Chemical Business owns all of its manufacturing facilities except the Cherokee Facility and Baytown Plant. The Wilmington Plant and the DSN Plant (located at the El Dorado Facility) are subject to mortgages. A subsidiary of the Company leases the Cherokee Facility from the acquiring subsidiary of LSB, which is not a subsidiary of the Company. The subsidiary leases the facility under a triple net lease. The term of the Cherokee Plant lease is for one year. The Baytown Plant is being leased pursuant to a leveraged lease from an unrelated third party. As discussed in Item 1, "Business-General", the Cherokee Facility was acquired during the fourth quarter of 2000.

        As of December 31, 2000, the El Dorado Facility was utilized at approximately 77% of capacity, based on continuous operation.

        The Chemical Business operates its Kansas Facility from buildings located on an approximate ten acre site in southeastern Kansas, and a research and testing facility comprising approximately ten acres, including buildings and equipment thereon, located in southeastern Kansas, which it owns.

        In addition, the Chemical Business distributes its products through 28 agricultural and explosive distribution centers. The Chemical Business currently operates 20 agricultural distribution centers, with 16 of the centers located in Texas (10 of which the Company owns and 6 of which it leases); 2 centers located in Missouri including the Crystal City Facility which was acquired by a subsidiary of LSB, which is not a subsidiary of the Company, during the fourth quarter of 2000 as discussed in item 1. "Business-General" (leased); and 2 centers located in Tennessee (owned). The Chemical Business currently operates 8 domestic explosives distribution centers located in Hallowell, Kansas (owned); Bonne Terre, Missouri (owned); Poca, West Virginia (leased); Owensboro, Martin and Combs, Kentucky (leased); Pryor, Oklahoma (leased) and Dunlap, Tennessee (owned). The Chemical Business has entered into a letter of intent with a third party to sell its explosive distribution outlets and enter into a long-term supply agreement which the Company currently expects to close in May 2001. Under the terms of the letter of intent, the Chemical Business would sell its wholesale and retail explosive distribution business (excluding accounts receivable) for $3.5 million plus any additional amount for inventories and enter into an ammonium nitrate tolling agreement with the third party. The buyer has prepaid to the Chemical Business $2 million of the $3.5 million, which amount has been received by the Chemical Business. If the transaction does not close by May 31, 2001, the $2 million prepayment will be applied towards the purchase of ammonium nitrate products by the third party from the Chemical Business. However if the transaction has not closed by May 31, 2001 and the third party reasonably, determines that the Chemical Business is unable to make deliveries of the ammonium nitrate products beginning June 2001 and thereafter, the Chemical Business shall return the prepayment. See "Business -- Chemical Business -- Explosives" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the expected impact upon the operations and financial position of the Chemical Business as a result of these anticipated transactions. See "Special Note Regarding Forward-Looking Statements".



CLIMATE CONTROL BUSINESS

        The Climate Control Business conducts its fan coil manufacturing operations in a facility located in Oklahoma City, Oklahoma, consisting of approximately 265,000 square feet. The Company owns this facility subject to a mortgage. As of December 31, 2000, the Climate Control Business was using the productive capacity of the above referenced facilities to the extent of approximately 78%, based on three, eight-hour shifts per day and a five-day week in one department and one and one half eight-hour shifts per day and a five-day week in all other departments.

        The Climate Control Business manufactures most of its heat pump products in a 270,000 square foot facility in Oklahoma City, Oklahoma, which it leases from an unrelated party. The lease term began March 1, 1988, and expires February 28, 2003, with options to renew for additional five-year periods. The lease currently provides for the payment of rent in the amount of $52,389 per month. The Company also has an option to acquire the facility at any time in return for the assumption of the then outstanding balance of the lessor's mortgage. As of December 31, 2000, the productive capacity of this manufacturing operation was being utilized to the extent of approximately 81%, based on two nine-hour shifts per day and a five-day week in one department, and one eight-hour shift per day and a five-day week in all other departments.

        All of the properties utilized by the Climate Control Business are considered by the Company management to be suitable and adequate to meet the current needs of that Business.

ITEM 3. LEGAL PROCEEDINGS

        The Company was dismissed from the previously reported case of ASARCO v. ICI, et al., pending in the U.S. District Court for the Eastern District of Missouri.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

IDENTIFICATION OF EXECUTIVE OFFICERS

        The following table lists the executive officers of the Company, each of whom also serves as an executive officer of LSB, except for James L. Wewers.


Name                  Office
----                  ------
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

ITEM 6. SELECTED FINANCIAL DATA

                                                                     Years ended December 31,
                                                                     ------------------------
                                              2000            1999            1998            1997            1996
                                            ---------       ---------       ---------       ---------       ---------
                                                                      (Dollars in Thousands)
Selected Statement of Operations Data:

Net sales (1)                               $ 279,972       $ 244,462       $ 241,546       $ 236,365       $ 255,285
                                            =========       =========       =========       =========       =========

Total revenues (1)                          $ 281,866       $ 246,955       $ 243,014       $ 237,258       $ 255,618
                                            =========       =========       =========       =========       =========

Interest expense (1)                        $  13,882       $  14,260       $  13,463       $   9,041       $   6,247
                                            =========       =========       =========       =========       =========

Income (loss)
  before extraordinary
  gain (charge)                             $ (14,073)      $ (19,182)      $  (2,569)      $     897       $   5,753
                                            =========       =========       =========       =========       =========

Net income (loss)                           $   3,248       $ (19,182)      $  (2,569)      $  (1,972)      $   5,753
                                            =========       =========       =========       =========       =========


(1) Amounts exclude balances relating to business disposed of.

                                                      Years ended December 31,
                                                      ------------------------
                                    2000          1999          1998          1997          1996
                                  --------      --------      --------      --------      --------
                                                       (Dollars in Thousands)
Selected Balance Sheet Data:

Total assets                      $189,167      $184,078      $196,603      $200,875      $173,734
                                  ========      ========      ========      ========      ========

Long-term debt,
   including
   current portion                $126,156      $142,188      $137,931      $136,184      $ 82,588
                                  ========      ========      ========      ========      ========

Total stockholders'
  equity                          $  9,383      $  6,135      $ 23,758      $ 27,289      $ 32,843
                                  ========      ========      ========      ========      ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the Company's December 31, 2000 Consolidated Financial Statements, Item 6 "SELECTED FINANCIAL DATA" and Item 1 "BUSINESS" included elsewhere in this report.

        Certain Statements contained in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

OVERVIEW

GENERAL

        The Company is pursuing a strategy of concentrating on businesses and product lines in niche markets where it can establish a position as a market leader. In addition, the Company is seeking to reduce its outstanding indebtedness and improve its liquidity and operating results through the liquidation and/or sale of selected assets.

        For the year ended December 31, 2000, subsidiaries of the Company repurchased approximately $25.2 million of Senior Unsecured Notes and recognized a gain of approximately $17.4 million, before income taxes. The purchases, which were paid out of its working capital, will serve to reduce interest expense by approximately $1.9 million annually.

        In October 2000, the nitric acid plant in Baytown, Texas, operated by El Dorado Nitrogen Company ("EDNC") experienced a mechanical failure resulting in an interruption of production. To supply nitric acid to Bayer Corporation ("Bayer") during the interruption, EDNC purchased nitric acid produced by a subsidiary of the Company, El Dorado Chemical Company, as well as from third party producers. The repairs to the nitric plant were completed in January 2001. The Company believes that the losses arising from this mechanical failure and interruption of production will be fully covered by insurance and payments by Bayer. See "Special Note Regarding Forward-Looking Statements".

        In conjunction with the Company's strategy, effective October 31, 2000, subsidiaries of LSB, which are not subsidiaries of the Company, completed the acquisition of two chemical plants from LaRoche Industries, Inc. ("LaRoche") during the fourth quarter of 2000. One plant is located in Cherokee, Alabama ("Cherokee Plant") and the other is located in Crystal City, Missouri ("Crystal City Plant").

        Following LSB's acquisition, a subsidiary of the Company leased the Crystal City Plant and the Cherokee Plant from the acquiring subsidiaries of LSB, which are not subsidiaries of the Company. The subsidiary leases the plants under a triple net lease. The terms of the Crystal City Plant lease is for six months and requires the Company to maintain the facility for product storage and distribution purposes. The terms of the Cherokee Plant lease is for one year and requires lease payments totaling $1,350,000.

        The Cherokee Plant produces anhydrous ammonia, nitric acid, aqua ammonia, agricultural grade ammonium nitrate fertilizer, urea ammonium nitrate fertilizer and ammonium nitrate solution as a blasting product ingredient and will remain in operation on at least a temporary basis while the acquiring subsidiary evaluates the plant's profitability. Because natural gas is a significant element in the production of anhydrous ammonia and the natural gas costs rose significantly during the fourth quarter of 2000, the Cherokee Plant was shut down in mid-December 2000 and restarted in mid-February 2001. Due to the current fluctuations in natural gas costs, future production shut-downs may occur. The funding of future operations will be obtained from working capital and financing arrangements of the Company. For the year ended February 28, 2000, this plant (under operatorship of the previous owners) sold 398,000 tons of product and had net sales of approximately $32 million.

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

        Charges for such services aggregate $1,952,000, $4,780,000 and $2,265,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Management of the Company believes these charges from LSB reasonably approximate additional general and administrative costs which would have been incurred if the Company had been an independent entity during such periods. These amounts do not include reimbursements for cost described in the next paragraph or amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

        The Services Agreement also provides that LSB will permit employees of the Company and its subsidiaries to continue to participate in the benefit plans and programs sponsored by LSB. The Company will pay to, or reimburse, LSB for the costs associated with participation by the employees of the Company in LSB's benefit plans and programs.

        In addition, the Services Agreement allows for purchases of other goods and services to the extent that the amount paid approximates fair value that would be paid to a third party. In 2000 and 1999, subsidiaries of the Company purchased certain raw materials and finished goods from a subsidiary of LSB, not a subsidiary of the Company, for $9,306,000 and $681,000, respectively. In 2000 and 1999, subsidiaries of the Company purchased certain raw materials with LSB's assistance and paid $947,000 and $461,000, respectively to LSB in commissions on such purchases. In 2000 and 1999, the Company also purchased $757,000 and $1,076,000, respectively in industrial supplies from subsidiaries of LSB which are not subsidiaries of the Company. As of December 31, 2000 and 1999, $1.5 million and $.3 million of these amounts had not yet been paid to LSB and its subsidiaries which were not subsidiaries of the Company.

        The Company's Climate Control manufacturing subsidiaries also lease facilities and production equipment from an affiliate under various operating leases and a capital lease. See Note 10 -- Commitments and Contingencies, Operating Leases. Rental expense associated with the operating leases aggregated $2,539,000, $1,806,000 and $475,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In December 1999, a subsidiary of the Climate Control Business entered into a capital lease with a subsidiary of LSB which is not a subsidiary of the Company. The lease agreement required an initial payment of $2 million for capital improvements required in the facility, which was paid in 1999, and requires 112 monthly payments of $20,291 commencing on September 1, 2006. The accompanying balance sheet includes buildings and improvements under the capital lease of $3,172,000 and long-term debt includes a capital lease obligation of $1,246,000 ($1,172,000 at December 31, 1999) due to the LSB subsidiary.

        During July 1999, a subsidiary of the Company sold 26 railcars to a non-affiliated entity for approximately $1.1 million. Thereafter, the entity leased the railcars to a subsidiary of LSB, which is neither the Company nor a subsidiary of the Company. A subsidiary of the Company has entered into a services agreement with such LSB subsidiary pursuant to which such subsidiary is to provide railcar services to a subsidiary of the Company. Under the services agreement, the Company's subsidiary will pay a fee based on each railcar unit used by such subsidiary of $1,031 per month. The Company's subsidiary paid $322,000 and $107,000 in 2000 and 1999, respectively relating to this fee which is included in the rent expense associated with operating leases discussed above. Furthermore, the LSB subsidiary reimbursed the Company's subsidiary for maintenance fees relating to the railcars of $125,000 and $43,000 in 2000 and 1999, respectively. The Company's subsidiary is not required to use any railcar equipment under the services agreement, and the services agreement may be terminated at any time on 30 days written notice.

        As of December 31, 2000 and 1999, the Company had advanced LSB $2 million pursuant to a provision in the bond indenture which allows the Company to make up to a $2 million investment in any other "person," as defined. The advance bears interest at 10-3/4% per annum payable on demand.

        On November 21, 1997, LSB and the Company entered into a management agreement (the "Management Agreement"), which provides that LSB will provide to the Company, managerial oversight and guidance concerning the broad policies, strategic decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB. Under the Management Agreement, the Company is to pay LSB a fee for such services which will not exceed $1.8 million annually. The fee will be paid quarterly based upon the excess of actual earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the quarter minus $6,500,000, not to exceed $450,000. If at the end of the calendar year, EBITDA is less than $26 million, management fees paid to LSB during the year shall be refunded to the Company for the first three quarters of the year, not to exceed $1,350,000. The maximum management fee amount to be paid to LSB by the Company is adjusted annually commensurate with the percentage change, if any, in the Consumer Price Index during the preceding calendar year. For the year ended December 31, 2000, the Company was required to pay LSB $1.8 million under the Management Agreement inasmuch as EBITDA exceeded $26 million for the period ($1.35 million has been paid as of December 31, 2000). No payments were made to LSB under the Management Agreement in 1999 or 1998.

        On November 21, 1997, the Company and LSB entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for (i) the allocation of payments of taxes for periods during which the Company and its subsidiaries and LSB are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. For tax periods beginning after December 1996 and ending ten years thereafter, so long as the Company is included in LSB's consolidated federal income tax returns or state consolidated combined or unitary tax returns, the Company will be required to pay to LSB an amount equal to the Company's consolidated federal and state income tax liability calculated as if the Company and its subsidiaries were a separate consolidated tax group and not part of LSB's consolidated tax group. Such amount is payable in estimated quarterly installments. If the sum of the estimated quarterly installments is (a) greater than the tax liability of the Company, on a consolidated basis, as determined by LSB, under the Tax Sharing Agreement, then LSB will refund the amount of the excess to the Company, or (b) less than the Company's tax liability, on a consolidated basis, as determined by LSB, under the Tax Sharing Agreement, then the Company will pay to LSB the amount of the deficiency. The Company recorded a provision for income taxes relating to the extraordinary gain on the repurchase of Senior Unsecured Notes for the year ended December 31, 2000 of $.1 million, all of which is payable to LSB under the terms of the Tax Sharing Agreement ($.8 million had been paid as of December 31, 2000 for the tax liability existing at September 30, 2000). The Company did not pay LSB any amounts under the Tax Sharing Agreement in 1999 or 1998.

        Under the terms of an Indenture between the Company, the guarantors and the trustee relating to the Notes (as defined in Note 7), the Company is permitted to distribute or pay in the form of dividends and other distributions to LSB in connection with the Company's outstanding equity securities or loans,
(a) advances or investments to any person (including LSB), up to 50% of the Company's consolidated net income for the period (taken as one accounting period), commencing on the first day of the first full fiscal quarter commencing after the Issue Date of the Notes to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by the Company from the sale of its capital stock. This limitation will not prohibit (i) payment to LSB under the Services Agreement, Management Agreement and the Tax Sharing Agreement, or (ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration. Based on the terms stated above, the Company declared and paid to LSB a dividend, in the fourth quarter of 1998, in the amount of $406,000 representing 50% of the Company's consolidated net income for the nine months ended September 30, 1998 (none in 2000 or 1999).

        The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At December 31, 2000 and 1999, the Company had loans and advances due from LSB of approximately $13.4 million, $10.0 million of which was loaned to LSB from the proceeds of the sale of the Notes, as defined (Note 7 -- Long-Term Debt), and bears interest at 10-3/4%, maturing November 2007 and $3.4 million due from LSB and affiliates related to cash advances from the Company to LSB and affiliates prior to the sale of the Notes, as defined, from borrowings on the Company's credit facilities. These loans are due by their terms in November 2007 and bear interest at 7% per annum. At December 31, 2000 and 1999, the Company had $1.1 million and $2.3 million, respectively, due from LSB and affiliates included in current assets related to advances as discussed previously, interest and refunds due associated with operations under the Services Agreement or refunds under the tax sharing agreement. The Company earned interest income on net loans and advances due from LSB and affiliates aggregating approximately $1,531,000, $1,474,000 and $1,316,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

        LSB and its subsidiaries (other than the Company and its subsidiaries), the "LSB Non-ClimaChem Entities," are dependent upon their separate cash flows and the restricted funds which can be distributed by the Company under the above mentioned agreements. As of December 31, 2000, the LSB Non-ClimaChem

Entities had working capital deficit of $6.0 million (including $2.6 million of inventories and $2.4 million of accounts receivable), and long-term debt of $32.3 million (including $15.3 million owed to the Company), $4.4 million of which is due within one year. For the year ended December 31, 2000, the LSB Non-ClimaChem Entities had net loss of $.2 million. LSB is focusing its efforts and resources on its core businesses, which represent that of the Company. Management of LSB believes the LSB Non-ClimaChem Entities will have sufficient operating capital to meet its obligations as they come due (other than dividend obligation under its outstanding preferred stocks), including those to the Company. If LSB management is not successful in realizing certain excess and non-core assets, and if the Company is not able to transfer funds to LSB and its affiliates as permitted under the Indenture, the recoverability of the loans and advances to LSB may not be recoverable. As of December 31, 2000, the Company has not provided an allowance for doubtful accounts against these receivables, loans and advances since it is their present belief that LSB will be able to pay these amounts when they come due; however, it is reasonably possible that the evaluation relative to the amounts due from LSB and its subsidiaries could change in the near term.

The following table contains selected historical financial information about the Company's operating segments for each of the three years in the period ended December 31, 2000. The information for each of the three in the period ended December 31, 2000, was derived from the Consolidated Financial Statements of the Company included elsewhere herein.

                                                              YEAR ENDED DECEMBER, 31,
                                                              ------------------------
                                                        2000            1999            1998
                                                      ---------       ---------       ---------
Net sales:
 Business Continuing:
   Chemical                                           $ 149,398       $ 127,407       $ 125,761
   Climate Control                                      130,574         117,055         115,785
                                                      ---------       ---------       ---------
                                                        279,972         244,462         241,546
  Business disposed of: Chemical (1)                         --           7,461          14,184
                                                      ---------       ---------       ---------
                                                      $ 279,972       $ 251,923       $ 255,730
                                                      =========       =========       =========
Gross Profit: (2)
  Business continuing:
    Chemical                                          $  14,974       $  13,458       $  18,590
    Climate Control                                      32,503          34,909          32,234
                                                      ---------       ---------       ---------
                                                         47,477          48,367          50,824
                                                      =========       =========       =========
Operating profit (loss): (3)
  Businesses continuing
    Chemical                                          $    (230)      $  (1,353)      $   5,877
    Climate Control                                       6,291           8,628           9,723
                                                      ---------       ---------       ---------
                                                          6,061           7,275          15,600
Business disposed of: Chemical (1)                           --          (1,632)         (2,467)
                                                      ---------       ---------       ---------
                                                      $   6,061       $   5,643       $  13,133

Unallocated fees from Services
 Agreement and general corporate                         (4,516)         (4,526)         (2,881)
 expenses, net
Interest income                                           1,683           1,512           1,445
Other income, net                                           211             981              23
Interest expense:
  Business disposed of                                       --            (326)           (434)
  Business continuing                                   (13,882)        (14,260)        (13,463)
Loss on businesses disposed of                               --          (1,971)             --
Provision for loss on firm sales and
  purchase commitments -- Chemical                       (3,395)         (8,439)             --

Provision for impairment on long-lived
  assets                                                     --          (3,913)             --
                                                      ---------       ---------       ---------
Loss before provision (benefit) for income taxes
and extraordinary gain                                $ (13,838)      $ (25,299)      $  (2,177)

                                                      =========       =========       =========

Total assets:
  Business Continuing:
    Chemical                                          $ 108,387       $ 102,185       $ 116,655
    Climate Control                                      61,865          61,781          40,498
    Corporate                                            18,915          20,112          22,653
    Business disposed of --Chemical                          --              --          16,797
                                                      ---------       ---------       ---------
                                                      $ 189,167       $ 184,078       $ 196,603
                                                      =========       =========       =========

(1) In August 1999, the Company sold substantially all the assets of its wholly owned Australian subsidiary.

(2) Gross profit by industry segment represents net sales less cost of sales.

(3) Operating profit by industry segment represents gross profit less operating expenses before deducting fees from the Service Agreement, general corporate expenses, interest expense, income taxes, loss on business disposed of, provision for loss on firm sales and purchase commitments, impairment on long-lived assets in 1999 and before interest and other income and extraordinary gain on extinguishment of debt in 2000.

CHEMICAL BUSINESS

        Net Sales in the Chemical Business (excluding the Australian subsidiary in which substantially all of its assets were disposed of in August, 1999) were $149.4 million for the year ended December 31, 2000 and $127.4 million for the year ended December 31, 1999. The gross profit (excluding the Australian subsidiary and the provision for loss on firm purchase commitments) increased to $15.0 million (or 10% of net sales) in 2000 from $13.5 million (or 10.6% of net sales) in 1999.

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

        As of December 31, 2000, the Chemical Business had commitments to purchase 72,000 tons of anhydrous ammonia under a take or pay contract at an average minimum volume of 3,000 tons per month during 2001 and 2002. In addition, under the contract the Chemical Business is committed to purchase 100% of its anhydrous ammonia requirements in 2001 and 50% of its remaining quantities in excess of the take or pay volumes of its anhydrous ammonia requirements through 2002 from this third party at prices which approximate market prices. Based on the pricing index contained in this contract, prices paid during 2000 and 1999 were higher than the current market spot price. As a result, in 2000 and 1999 the Company recorded loss provisions for anhydrous ammonia required to be purchased during the remainder of the contract aggregating approximately $2.5 and $8.4 million, respectively. At December 31, 2000, the accrued liability for future payments of the loss provision included in the Consolidated Balance Sheet was approximately $6.9 million ($3.5 million of which is included in current accrued liabilities).

        During the fourth quarter of 2000, subsidiaries of the Company leased two chemical plants. See discussion in Overview-General.

        The Chemical Business has entered into a letter of intent with a third party to sell its explosives distribution outlets and enter into a long-term supply agreement, which the Company currently expects to close in May 2001. Under the terms of the letter of intent, the Chemical Business would sell its wholesale and retail explosive distribution business (excluding accounts receivable) for $3.5 million plus any additional amount for inventories and enter into an ammonium nitrate tolling agreement with the third party. The buyer has prepaid to the Chemical Business $2 million of the $3.5 million, which amount has been received by the Chemical Business. If the transaction does not close by May 31, 2001, the $2 million prepayment will be applied towards the purchase of ammonium nitrate products by the third party from the Chemical Business. However if the transaction has not closed by May 31, 2001 and the third party reasonably, determines that the Chemical Business is unable to make deliveries of the ammonium nitrate products beginning June 2001 and thereafter, the Chemical Business shall return the prepayment. If these transactions are executed, they are expected to have the effect of providing working capital from the proceeds of the sale of asset of approximately $3.5 million, reduce outstanding accounts receivable and inventory balances and provide a more constant and predictable operating margin on explosives sales in the Chemical Business. See "Special Note Regarding Forward-Looking Statements".

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

        As of December 31, 2000, the backlog of confirmed orders for the Climate Control Business increased to approximately $26.7 million from approximately $22.1 million at December 31, 1999. This increase in backlog is primarily due from continued growth and an influx of orders late in the third quarter of 2000. These orders represented a combination of models including engineered-to-order products which require an increased lead-time for production.

        Net sales of $130.6 million for the year ended December 31, 2000, in the Climate Control Business were approximately 11.5% greater than sales of $117.1 million for the year ended December 31, 1999. The gross profit was approximately $32.5 million in 2000 and $34.9 million in 1999. The gross profit percentage decreased from 29.8% for 1999 to 24.9% for 2000.

                              RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

REVENUES

        Total revenues of Businesses continuing for the year ended December 31, 2000 and 1999 were $281.9 million and $247.0 million, respectively, an increase of $34.9 million. Net sales increased $35.5 and interest and other income decreased $.6 million. Interest and other income in 2000 includes $1.7 million of interest income.

NET SALES

        Consolidated net sales of Businesses continuing included in total revenues for 2000 were $280.0 million, compared to $244.5 million for 1999, an increase of $35.5 million. This increase in sales resulted principally from: (i) increased sales in the Chemical Business of $22 million from increased sales volumes of agricultural, explosive, and industrial acid products due in part to the completion of the nitric acid plant in Baytown, Texas in May 1999 and the lease of the Cherokee Plant and improved sales prices of certain agricultural products and (ii) increased sales in the Climate Control Business of $13.5 million due primarily from an increase in foreign sales, variation in product sales mix, increase customer demand and the expansion of new products and services.

GROSS PROFIT

        Gross profit of Businesses continuing as a percent of net sales was 17.0% for 2000, compared to 19.8% for 1999. The decrease in the gross profit percentage was the result of lower profit margins in the Chemical and Climate Control Business caused primarily from (i) increased raw material costs relating to certain explosive and industrial acid products and increased sales volume of explosive products with lower margins relating to the Chemical Business, and
(ii) increased material and labor costs relating to a new heat pump product line, start up costs of the new large air handler business, lower gross margins caused by competitive pressures and variation in product sales mix relating to the Climate Control Business. This decrease was partially offset by improved gross margins relating to certain agricultural products relating to the Chemical Business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        Selling, general and administrative ("SG&A) expenses as a percent of net sales from Businesses continuing for 2000 were 16.4% compared to 18.7% for 1999. This decrease is primarily the result of higher sales without a comparable increase in expenses; however, SG&A expenses are higher due to management fees of $1.8 million due to LSB and new start-up operations during 1999 and 2000. The management fee was not incurred or paid in 1999 because the earnings formula provision in the Company's Indenture covering the Senior Unsecured Notes was not met. The increase was partially offset by a decrease in depreciation and amortization expenses and a reduction in advertising and research and development expenditures.

INTEREST EXPENSE

        Interest expense for continuing businesses of the Company was $13.9 million for 2000, compared to $14.3 million for 1999. The decrease of $.4 million primarily due to reduced debt outstanding resulting from the repurchase of the Senior Unsecured Notes partially offset by an increase in the lenders' prime rate and an increase in the rate being charged by the Company's working capital lender.

PROVISION FOR LOSS ON FIRM SALES AND PURCHASE COMMITMENTS

        The Company had a provision for loss on firm sales and purchase commitments of $3.4 million and $8.4 million for the year ended December 31, 2000 and 1999, respectively. See discussion in Note 12 of the Notes to Consolidated Financial Statements.

PROVISION FOR IMPAIRMENT ON LONG-LIVED ASSETS

        The Company had a provision for impairment on long-lived assets of $3.9 million for the year ended December 31, 1999 associated with two chemical plants which are to be sold or dismantled. See discussion in Note 2 of the Notes to Consolidated financial Statements.

BUSINESS DISPOSED OF

        The Company sold substantially all the assets of a wholly owned subsidiary in 1999. See discussion in Note 4 of the Notes to Consolidated Financial Statements.

LOSS BEFORE INCOME TAXES AND EXTRAORDINARY GAIN

        The Company had a loss before income taxes and extraordinary gain of $13.8 million for 2000, compared to a loss of $25.3 million for 1999. Approximately $5.0 million of the reduced loss of $11.5 million was due to the difference in loss provision on firm sales and purchase commitments, approximately $3.9 million was due to the provision for impairment on long-lived assets in 1999, and approximately $3.9 million was due to losses relating to the business disposed of in 1999. The remainder of the improvement was primarily due to increased gross profit of the Chemical Business and the decrease in interest expense as described above. This improvement was partially offset by decreased gross profit of the Climate Control Business and the decrease in other income and an increase in SG&A expenses as described above.

PROVISION (BENEFIT) FOR INCOME TAXES

        For the year ended December 31, 2000, the Company's provision for income taxes is comprised of state income taxes. As a result of the Company's Federal net operating loss carry-forward for income tax purposes, the provision for Federal income taxes was limited to alternative minimum tax and related to the extraordinary gain discussed below. For the year ended December 31, 1999, the Company recognized a benefit for income taxes of $6.1 million pursuant to the terms of the Tax Sharing Agreement as discussed in Note 3 of Notes to Consolidated Financial Statements.

EXTRAORDINARY GAIN

        During the second and third quarters of 2000, a subsidiary of the Company repurchased approximately $25.2 million of the Senior Unsecured Notes and recognized a gain of approximately $17.3 million, net of income taxes of $.1 million.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES

        Total revenues, excluding business disposed of for the year ended December 31, 1999 and 1998 were $247.0 million and $243.0 million, respectively (an increase of $4.0 million). Sales increased $3.0 million and interest other income increased $1.0 million. Interest and other income includes $1.5 million of interest income.

NET SALES

        Consolidated net sales of businesses continuing included in total revenues for 1999 were $244.5 million, compared to $241.5 million for 1998, an increase of $3.0 million. This increase in sales resulted principally from: (i) increased sales in the Climate Control Business of $1.2 million primarily due to increased heat pump sales offset by production delays related to mechanical problems with certain new equipment and (ii) lower sales of $16.6 million from the Chemical Business other than the EDNC Baytown Plant offset by increased sales to Bayer and other customers by EDNC of $18.4 million from the Baytown Plant which began operations in May 1999. Lower volumes of the Company's nitrogen based products were sold at a lower price in 1999 due primarily to the import of Russian nitrate resulting in an over supply of nitrate based products in the primary market areas for the Chemical Business' agricultural products.

GROSS PROFIT

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        Selling general and administrative ("SG&A") expenses as a percent of net sales from Businesses continuing for 1999 were 18.7% compared to 15.8% for 1998. This increase is primarily the result of decreased sales volume in the Chemical Products Business without equivalent corresponding decrease in SG&A and increased cost of the Company sponsored medical care programs for its employees due to increased health care costs. Additionally, costs associated with new start-up operations in 1999, by the Climate Control Business, having minimal or no sales, increased warranty accrual on a certain line of products. LSB has been restructuring the alignment of certain overhead costs to match the benefit and cost. As a result of this restructuring, LSB increased the billing for services performed under the "Services Agreement" in 1999 by approximately $2.5 million over the amount charged in 1998.

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

PROVISION FOR LOSS ON FIRM PURCHASE COMMITMENTS

        The Company had a provision for loss on firm purchase commitments of $8.4 million for the year ended December 31, 1999 to provide for losses resulting from cost of remaining anhydrous ammonia to be purchased pursuant to the firm purchase commitment in the Chemical Business when combined with the manufacturing and distribution costs exceeded the anticipated future sales price. See discussion in Note 12 of the Notes to Consolidated financial Statements.

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

        Net cash provided by operating activities for the year ended December 31, 2000 was $3.8 million, after adjustments for a noncash extraordinary gain of $17.4 million, net provision for loss on firm sales and purchase commitments of $.4, depreciation and amortization of $9.5 million, provision for possible losses on receivables of $2.0 million, and including an increase in accounts receivable of $6.0 million; an increase in inventories of $3.2 million; an increase in supplies and prepaid items of $2.6 million; an increase in accounts payable of $9.8 million; and an increase in accrued liabilities of $8.1 million. The increase in receivables is primarily due to improved sales prices and increased sales due, in part, to the lease of the Cherokee Facility in 2000 in the Chemical Business and increased sales due, in part, to new start-up operations during 1999 and 2000 in the Climate Control Business. This increase was partially offset by successful efforts to reduce the number of days outstanding relating to the Climate Control Business. The increase in inventories is primarily due to the operation of the Cherokee Facility in 2000, increased costs of raw materials in the Chemical Business and an increase in certain raw materials relating to hydronic fan coil products and a new start-up operation during 1999 in the Climate control Business. This increase was partially offset by a reduction in certain raw materials relating to heat pump products in the Climate Control Business. The increase in supplies and prepaid items is primarily due to the operation of the Cherokee Facility in 2000 and the purchase of precious metals to be used in the manufacturing process in the Chemical Business. The increase in accounts payable is primarily due to the increase in the number of days outstanding, increase in production, the operation of the Cherokee Facility in 2000, the new start-up operation during 2000 and timing of payments in the Chemical and Climate Control Businesses. The increase in accrued liabilities is primarily due to cash deposits received from customers for agricultural products to be delivered during 2001 in the Chemical Business, loss on firm purchase commitment and accrued property taxes.

CASH FLOW FROM INVESTING AND FINANCING ACTIVITIES

        Net cash used in investing activities for the year ended December 31, 2000 included $6.8 million for capital expenditures and a decrease in other assets of $.7 million. The capital expenditures were primarily for the benefit of the Chemical and Climate Control Businesses to enhance production and product delivery capabilities.

        Net cash provided by financing activities included proceeds from long-term debt and other debt of $5.1, million a net increase in revolving debt of $7.7 million and the decrease in the amount due from LSB and affiliates offset by payments and Note acquisitions of $10.7 million.

SOURCE OF FUNDS

        The Company owns or leases substantially all of LSB's Chemical and Climate Control Businesses or assets. The Company and its subsidiaries are dependent on credit agreements with lenders, Indenture with bondholders, and internally generated cash flow in order to fund their operations and pay their debts and obligations.

        As of December 31, 2000, the Company had working capital of $.3 million ($17.2 million as of December 31, 1999). Working capital at December 31, 2000 includes $37.1 million of long-term debt due within one year of which $32.7 million relates to the Company's revolving credit facility which has a stated maturity of April 2005. For each of the three years in the period ended December 31, 2000, the Company generated cash from operating activities of $3.8 million, $1.7 million and $3.9 million, respectively.

        As of December 31, 2000, LSB and certain of its subsidiaries, including the Company, were parties to a working capital line of credit evidenced by two separate loan agreements ("Agreements") with a lender. The term of the Agreements, as amended, was through December 31, 2000, and was automatically being renewed thereafter for successive terms of one month each. The Company's outstanding borrowings under the Agreements at December 31, 2000 was $32.7 million.

        In April 2001, the Company and its subsidiaries entered into a new $50 million credit facility. The Foothill Facility provides for advances based on specified percentages of eligible accounts receivable and inventory of the Company and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or the LIBOR rate plus 4.5%. Interest is due monthly. The Facility provides for up to $8.5 million of letters of credit; All letters of credit outstanding reduce availability under the facility. Under the Foothill Facility, the lender also requires the borrowers to pay a letter of credit fee equal to 2.75% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .5% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges. The Foothill Facility matures in April 2005 and is secured by receivables, inventory and intangibles of the Company and its subsidiaries and certain assets of non-ClimaChem entities. LSB, each of the Company's subsidiaries and two LSB subsidiaries are guarantors of the indebtedness. A prepayment penalty equal to 4% of the facility is due to the lender should the borrowers elect to prepay the facility prior to the first anniversary date. This penalty is reduced 1% per year through maturity. The Foothill Facility requires the Company to meet certain financial covenants on a monthly, quarterly and/or annual basis, including a fixed charge coverage ratio, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) of the Company and the Company's Climate Control Business and limits capital expenditures. The Foothill Facility requires the borrowers to have varying minimum amounts of availability under the revolver, which amounts generally increase prior to interest payment due dates of the Senior Notes discussed in
Note 7 of the Notes to Consolidated Financial Statements. The Foothill Facility requires that ClimaChem's excess availability, as defined, equal an amount not less than $3.8 million, on each interest payment date, after making the interest payment due pursuant to the Company's 10 3/4% Senior Notes. The Foothill Facility also contains covenants that, among other things, limit the borrowers ability to: (i) incur additional indebtedness, (ii) incur liens, (iii) make restricted payments or loans to affiliates who are not borrowers, or (iv) engage in mergers, consolidations or other forms of recapitalization, (v) dispose of assets, and (vi) repurchase the Company's 10 3/4% Senior Notes. It also requires all collections on accounts be made through an account in the name of the lender or their agent and gives the lender the sole discretion to determine whether there has been any material adverse change; as defined, in the financial condition of the borrowers or LSB Industries, Inc., as guarantor, prior to granting additional advances. The Foothill Facility requires the borrowers to use their best efforts to assist Foothill Capital Corporation with the syndication of no less than 40% and no more than 50% of the total facility commitment. In connection therewith, the borrowers have agreed that Foothill Capital Corporation or agent shall have the right after consultation with the borrowers' agent to alter certain terms and conditions as may be necessary, to insure a successful syndication of the total facility commitment. The lender may, upon an event of default, as defined, terminate the Foothill Facility and make the balance outstanding due and payable in full.

        As of April 16, 2001, the Company had borrowing availability under the Foothill Facility of $4.5 million, with an effective interest rate of 10%. Borrowings under the Foothill Facility outstanding at April 16, 2001, were $41.5 million. The interest on the outstanding debt under the Foothill Facilities at April 16, 2001, at the rates then in effect would approximate $4.2 million annually.

        For 2001, the Company has planned capital expenditures of approximately $5 million but such capital expenditures are dependent upon obtaining acceptable financing. The Company expects to delay these expenditures as necessary based on the availability of financing. The Company has obtained a fourteen (14) month extension of the compliance dates under its wastewater management project and in the implementation dates of such project. Because the Company has not completed its evaluation of engineering alternatives, the Company has not yet provided to the state of Arkansas its final design plans under the new extended deadlines. The consent order provides for an October 1, 2001 deadline for submission of final design plans and will be preceded by the agency's issuance of a revised permit. The revised permit will include the discharge limits that will apply to the wastewater treatment project. To date the state has deferred issuance of the revised permit. The Company continues to regularly advise the state of the projects engineering status and financing status. Construction of the wastewater treatment project is subject to the Company obtaining financing to fund this project. There are no assurances that the Company will be able to obtain the required financing. Failure to construct the wastewater treatment project could have a material adverse effect on the Company.

        During 2000, the Company repurchased $25.2 million of the Senior Unsecured Notes and recognized a gain of approximately $17.4 million, before income taxes. These purchases will serve to reduce interest expense by approximately $1.9 million annually.

         If the letter of intent to sell the Chemical Business' explosive business distribution outlets and a long-term supply agreement closes, they are expected to have the effect of providing working capital from the proceeds of the sale of the assets of approximately $3.5 million, reduce outstanding accounts receivable and inventory, as well as provide a more constant and predictable operating margin in the Company's explosive business.

         In April 2001, a subsidiary of LSB, which is not a subsidiary of the Company entered into a contract with a third party to sell land adjacent to the Crystal City Plant for $4.5 million, before selling and closing expenses. The buyer has 65 days to complete due diligence. Should this transaction close, up to $2 million of the proceeds will be available to LSB and its subsidiaries which are not subsidiaries of the Company with the remainder to be applied against the Company's outstanding balance on the Foothill Facility revolver.

        A subsidiary of the Company is negotiating to sell its option to acquire a building in which its heat pumps are built to a subsidiary of LSB that is not ClimaChem or a subsidiary of ClimaChem for $2.0 million, plus receipt of an unsecured promissory note in the amount of $1.6 million ("Note") to be held by the Company. In connection with this proposed sale, the lease and the option to purchase the building held by the subsidiary of the Company is to be extended from February 28, 2003 to November 11, 2007. The exercise price of the option to purchase will be based on the remaining outstanding balance of the mortgage on the building at the time the option is exercised plus $1,000, less the amount of the Note. The closing of this transaction is subject to certain conditions.

        As previously stated, LSB, the parent of the Company, owes the Company approximately $15.3 million, of which $10.0 million bears an annual rate of interest of 10-3/4%, payable semiannually on June 1 and December 1, with the principal due in 2007 and $3.4 million bears interest at 7% with the principal and interest due in 2007. The net amount due from LSB also includes $2.0 million which is due on demand. The Company currently expects to collect the interest on these notes from LSB when due; however, no demand is expected to be made on the $2.0 million.

        During 2001, the Company has experienced a significant increase in the sales prices of its nitrogen-based products compared to 2000, due primarily to reduced competition in the market including a reduction in foreign imports. The Company has also seen a reduction in its raw material costs of its Chemical Business from the later part of 2000 and early 2001, which are expected to result in improved margins in that business. The Company's Climate Control Business has continued to experience strong demand and steady increases in margins, contributing to a return to profitability for the Company in March 2001.

        With these improved business economics, the completion of the Foothill Facility in April 2001, and the lack of other unforeseen adverse events, management of the Company expects to see significant improvements in operating results for the Company in 2001 from 2000 and believe the Company has adequate resources to meet its obligations as they come due; however, this expectation may change in the near term.

JOINT VENTURE AND OPTION TO PURCHASE

        During 1994, a subsidiary of LSB obtained an option to acquire all of the stock of a French manufacturer of air conditioning and heating equipment. The LSB subsidiary had loaned to the parent of the French manufacturer $3.7 million. The amount loaned is secured by the stock and assets of the French manufacturer. In April 1999, the Company purchased from the subsidiary of LSB, the option to acquire the French manufacturing company and all amounts due and payable from such French manufacturer or its parent to LSB. The Company may exercise its option to acquire the French manufacturer by converting approximately $150,000 of the amount loaned into equity. The option is currently exercisable and will expire June 15, 2005. As of the date of this report, management of the Company has not decided whether it will exercise the option. For 2000, 1999 and 1998, the French manufacturer had revenues of $16.7, $18.9 and $17.2 million, respectively, and reported net income of approximately $200,000, $600,000 and $100,000, respectively. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

        In 1995, a subsidiary of LSB invested approximately $2.8 million to purchase a fifty percent (50%) equity interest in an energy conservation joint venture (the "Project"). The Project was awarded a contract to retrofit residential housing units at a United States Army base, which it completed during 1996. For the installation and management of energy-efficient equipment (including air conditioning and heating equipment), the Project will receive a percent of all energy and maintenance savings during the twenty (20) year contract term. In January 1999, the Company acquired this investment by purchasing the stock of the LSB subsidiary that owned the Project. The Company's equity interest in the results of the operations of the Project were not material for the years ended December, 2000, 1999 and 1998.

CONTINGENCIES

        The Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome. The preceding sentence is a forward looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially, such as, among other factors, the following: a court finds the Chemical Business liable for a material amount of damages in the antitrust lawsuits pending against the Chemical Business in a manner not presently anticipated by the Company. See "Business", "Legal Proceedings" and
Note 10 of Notes to Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

        The Company's results of operations and operating cash flows are impacted by changes in market interest rates and raw material prices for products used in its manufacturing processes. All information is presented in U.S. dollars.

INTEREST RATE RISK

        The Company's interest rate risk exposure results from its debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

        The following table provides information about the Company's interest rate sensitive financial instruments as of December 31, 2000.

                                                    YEARS ENDING DECEMBER 31,
                             ----------------------------------------------------------------------
                                2001           2002           2003           2004           2005        THEREAFTER       TOTAL
                             ----------     ----------     ----------     ----------     ----------     ----------     ----------
Expected maturities of
  long -term debt:

    Variable rate debt       $   32,747     $       --     $       --     $       --     $       --     $    5,050     $   37,797

      Weighted average
        interest rate(1)          11.00%          6.45%          6.45%          6.45%          6.45%          6.45%         10.39%

    Fixed rate debt          $    4,345     $    2,314     $      388     $      219     $       10     $   81,083     $   88,359

      Weighted average
        interest rate(2)          10.62%         10.67%         10.68%         10.68%         10.68%         10.58%         10.65%

----------

(1) Interest rate is based on the aggregate rate of debt outstanding as of December 31, 2000. Interest is at floating rate based on the lender's prime rate plus 1.5% per annum, or at the Company's option, on its Revolving Credit Agreements on the lender's LIBOR rate plus 3.875% per annum. In April 2001, the Revolving Credit Agreements were replaced which caused an increase in the floating rate by .5%.

(2) Interest rate is based on the aggregate of debt outstanding as of December 31, 2000.

        As of December 31, 2000, the Company's variable-rate and fixed-rate debt which aggregated $126.2 million exceeded the debt's fair market value by approximately $51.7 million. The fair value of the Company's Senior Notes was determined based on a market quotation for such securities.

RAW MATERIAL PRICE RISK

        The Company has a commitment to purchase 72,000 tons of anhydrous ammonia under a contract. The Company's purchase price can be higher or lower than the current market spot price. Based on the pricing index contained in this contract, prices paid during 2000 and 1999 were higher than the current market spot price. As a result, in 2000 and 1999 the accompanying Consolidated Financial Statements include loss provisions for anhydrous ammonia required to be purchased during the remainder of the contract aggregating approximately $2.5 and $8.4 million, respectively.

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

                             SPECIAL NOTE REGARDING
                           FORWARD-LOOKING STATEMENTS

        Certain statements contained within this report may be deemed "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward Looking Statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward Looking Statements. Forward Looking Statements contained herein relate to, among other things, (i) ability to improve operations and become profitable from operations on an annualized basis, (ii) establishing a position as a market leader, (iii) the amount of the loss provision for anhydrous ammonia required to be purchased on that the cost to produce Chemical Business products will improve, (iv) the market for certain of the Climate Control Business products will continue to grow, (v) losses arising from the mechanical failure and interruption of production will be fully paid by insurance (vi) amount to be spent relating to compliance with federal, state and local Environmental laws at the El Dorado Facility, (vii) improving liquidity and profits through liquidation of assets or realignment of assets or some other method, (viii) anticipated financial performance, (ix) ability to comply with the Company's general working capital and debt service requirements, (x) ability to be able to continue to borrow under the Company's revolving line of credit, (xi) adequate cash flows to meet its presently anticipated capital requirements and (xii) the ability to obtain necessary materials for the manufacturing of products, (xiii) fertilizer and related chemical products sold to the agricultural industry are the only seasonal products, (xiv) the sale of the Company's explosive business distribution outlets and related long-term supply agreement will close, (xv) contingencies will not result in substantial adverse impact in the Company's liquidity, (xvi) ability to obtain anhydrous ammonia from other sources in the event of a termination of its existing contract, (xvii) Climate Control Business' backlog is expected to be completed by December 31, 2001, (xviii) management expects to see significant improvements in operating results from the Company in 2001 and believes that the Company has adequate resources to meet its obligations as they come due, and (xix) ability to make required capital improvement. While the Company believes the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, (i) decline in general economic conditions, both domestic and foreign, (ii) material reduction in revenues,
(iii) material increase in interest rates; (iv) inability to collect in a timely manner a material amount of receivables, (v) increased competitive pressures,
(vi) changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending (vii) additional releases (particularly air emissions into the environment), (viii) material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company, (ix) the requirement to use internally generated funds for purposes not presently anticipated, (x) ability to become profitable from operations, or if unable to become profitable from operations, the inability to secure additional liquidity in the form of additional equity or debt, (xi) the effect of additional production capacity of anhydrous ammonia in the western hemisphere, (xii) the cost for the purchase of anhydrous ammonia and natural gas, (xiii) changes in competition, (xiv) the loss of any significant customer, (xv) changes in operating strategy or development plans, (xvi) inability to fund the working capital and expansion of the Company's businesses,
(xvii) inability to obtain necessary raw materials, (xviii) Bayer's inability or refusal to purchase all of the Company's production at the Baytown nitric acid plant, (xix) insurance does not cover all of the Company's losses due to mechanical failure and interruption, (xx) sale of the Chemical Business' explosive distribution centers does not close by a certain date, and in such event, the buyer does not believe that the Chemical Business can deliver product to it, and (xxi) other factors described in "Management's Discussion and Analysis of Financial Condition and Results of

Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward Looking Statements contained herein to reflect future events or developments.

                                    PART III

        Because all of the Company's outstanding capital stock is owned directly or indirectly by its parent, LSB Industries, Inc., the Company is not required to file a definitive proxy statement, and, as a result, the Company will provide the information required by Part III of this report by amending this report on or before April 30, 2001, to include such information (except for the information of the Company's executive officers included under Item 4A of Part I of this report), and incorporate such by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

        The following consolidated financial statements of the Company appear immediately following this Part IV:


                                                                               Pages
                                                                               -----
Report of Independent Auditors                                                  F-1

Consolidated Balance Sheets at December 31, 2000
  and 1999                                                                      F-2

Consolidated Statements of Operations for each of
  the three years in the period ended December 31,
  2000                                                                          F-3

Consolidated Statements of Stockholders' Equity
  for each of the three years in the period ended
  December 31, 2000                                                             F-4

Consolidated Statements of Cash Flows for
  each of the three years in the period
  ended December 31, 2000                                                F-5 to F-6

Notes to Consolidated Financial Statements                              F-7 to F-49

Quarterly Financial Data (Unaudited)                                           F-50

(a)(2) FINANCIAL STATEMENT SCHEDULE

                The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts                                         F-51

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

                10.2. Management Agreement, dated November 21, 1997, between LSB Industries, Inc. and ClimaChem, Inc., which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Registration Statement, No. 333-44905.

                10.3. Tax Sharing Agreement, dated November 21, 1997, between LSB Industries, Inc. and ClimaChem, Inc., which the Company hereby incorporates by reference from Exhibit 10.6 to the Company's Registration Statement, No. 333-44905.

                10.4. Union Contracts, dated August 5, 1995, between EDC and the Oil, Chemical and Atomic Workers, and the United Steel Workers of America, dated November 1, 1995, which the Company hereby incorporates by reference from Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1995.

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

                10.15. Promissory Note, dated June 2, 1997, executed by International Environmental Corporation in favor of ORIX Credit Alliance, Inc., which the Company hereby incorporates by reference from
        Exhibit 10.30 to the Company's Registration Statement, No. 333-44905.

                10.16. Security Agreement-Mortgage on Goods and Chattels, dated April 18, 1997, executed by International Environmental Corporation in favor of ORIX Credit Alliance, Inc., which the Company hereby incorporates by reference from Exhibit 10.31 to the Company's Registration Statement, No. 333-44905.

                10.17. Lease Agreement, dated March 7, 1988, between Northwest Financial Corporation and International Environmental Corporation, which the Company hereby incorporates by reference from Exhibit 10.32 to the Company's Registration Statement, No. 333-44905.

                10.18. First Amendment, dated August 17, 1995, to Lease Agreement, dated March 7, 1988, between Prime Financial Corporation and International Environmental Corporation, which the Company hereby incorporates by reference from Exhibit 10.33 to the Company's Registration Statement, No. 333-44905.

                10.19. Assignment, dated August 17, 1995, between Northwest Financial Corporation and Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 10.34 to the Company's Registration Statement, No. 333-44905.

                10.20. Loan and Security Agreement, dated March 14, 1995, between International Environmental Corporation and Met-Life Capital Corporation, which the Company hereby incorporates by reference from
        Exhibit 10.35 to the Company's Registration Statement, No. 333-44905.

                10.21. Lease Agreement, dated April 3, 1996, between Amplicon Financial and International Environmental Corporation, which the Company hereby incorporates by reference from Exhibit 10.36 to the Company's Registration Statement, No. 333-44905.

                10.22. Equipment Purchase and Security Agreement, dated February 1, 1994, between U.S. Amada Ltd. and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.37 to the Company's Registration Statement, No. 333-44905. Climate Master has entered into three other Equipment Purchase and Security Agreements which are substantially identical in all material respects except the principal amount is $380,000, $88,000, and $330,000, respectively. Copies of each of the foregoing will be provided to the Commission upon request.

                10.23. Loan and Security Agreement (DSN Plant), dated October 31, 1994, between DSN Corporation and The CIT Group, which the Company hereby incorporates by reference from Exhibit 10.1 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended September 30, 1994.

                10.24. Loan and Security Agreement (Mixed Acid Plant), dated April 5, 1995, between DSN Corporation and The CIT Group, which the Company hereby incorporates by reference from Exhibit 10.25 to LSB Industries, Inc.'s Form 10-K for the fiscal year ended December 31, 1994.

                10.25. First Amendment to Loan and Security Agreement (DSN Plant), dated June 1, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.13 to the Company's Registration Statement, No. 333-44905.

                10.26. First Amendment to Loan and Security Agreement (Mixed Acid Plant), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.15 to the Company's Registration Statement, No. 333-44905.

                10.27. Loan and Security Agreement (Rail Tank Cars), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from
        Exhibit 10.16 to the Company's Registration Statement, No. 333-44905.

                10.28. First Amendment to Loan and Security Agreement (Rail Tank
        Cars), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.17 to the Company's Registration Statement, No. 333-44905.

                10.29. Letter Amendment, dated May 14, 1997, to Loan and Security Agreement between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from
        Exhibit 10.1 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended March 31, 1997.

                10.30. Amendment to Loan and Security Agreement, dated November 21, 1997, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit
        10.19 to the Company's Registration Statement, No. 333-44905.

                10.31. Anhydrous Ammonia Sales Agreement, dated May 28, 1997, to be effective January 1, 1997, between Koch Nitrogen Company and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.1 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

                10.32. Baytown Nitric Acid Project and Supply Agreement, dated June 27, 1997, by and among El Dorado Nitrogen Company, El Dorado Chemical Company and Bayer Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT S THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

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

                10.34. Service Agreement, dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 10.3 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

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

                10.36. Participation Agreement, dated as of June 27, 1997, among El Dorado Nitrogen Company, Boatmen's Trust Company of Texas as Owner Trustee, Security Pacific Leasing corporation, as Owner Participant and a Construction Lender, Wilmington Trust Company, Bayerische Landesbank, New York Branch, as a Construction Lender and the Note Purchaser, and Bank of America National Trust and Savings Association, as Construction Loan Agent, which the Company hereby incorporates by reference from
        Exhibit 10.5 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

                10.37. Lease Agreement, dated as of June 27, 1997, between Boatmen's Trust Company of Texas as Owner Trustee and El Dorado Nitrogen Company, which the Company hereby incorporates by reference from Exhibit
        10.6 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997.

                10.38. Security Agreement and Collateral Assignment of Construction Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 10.7 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997.

                10.39. Security Agreement and Collateral Assignment of Facility Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company and consented to by Bayer Corporation, which the Company hereby incorporates by reference from Exhibit 10.8 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997.

                10.40. Amendment to Loan and Security Agreement, dated March 16, 1998, between The CIT Group/Equipment Financing, Inc., and DSN Corporation, which the Company hereby incorporates by reference from
        Exhibit 10.54 to the Company's Registration Statement, No. 333-44905.

                10.41. Sales Contract, dated December 7, 1998, between Solutia, Inc. and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.39 to LSB Industries, Inc.'s Form 10-K for the fiscal year ended December 31, 1998. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

                10.42. Agreement, dated March 23, 1999, among El Dorado Chemical Company, El Dorado Nitrogen Company, Bayer Corporation, ICF Kaiser Engineers, Inc., ICF Kaiser International, Inc., and Acstar Insurance Company, which the Company hereby incorporates by reference from Exhibit
        10.41 to LSB Industries, Inc.'s Form 10-K for the fiscal year ended December 31, 1998.

                10.43. Union Contract, dated as of August 1, 1998, between EDC and the International Association of Machinists and Aerospace Workers, which the Company hereby incorporates by reference from Exhibit 10.42 to LSB Industries, Inc.'s Form 10-K for the year ended December 31, 1998.

                10.44. Stock Purchase Agreement, dated February 9, 1999, by and between LSB Holdings, Inc. and ClimaChem, Inc., which the Company hereby incorporates by reference from Exhibit 10.59 to the Company's Form 10-K for the fiscal year ended December 31, 1998.

                10.45. Amendment to Anhydrous Ammonia Sales Agreement, dated January 4, 2000, to be effective October 1, 1999, between Koch Nitrogen Company and El Dorado Chemical Company, which is incorporated by reference from LSB Industries, Inc. Amendment No 2 to its 1999 Form 10-K. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF#9650, DATED JULY 2000, GRANTING A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

                10.46. Anhydrous Ammonia Sales Agreement, dated January, 12, 2000, to be effective October 1, 1999, between Koch Nitrogen and El Dorado Chemical Company, which is incorporated by reference from exhibit
        10.44 to LSB Industries, Inc. Amendment No 2 to its 1999 Form 10-K. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF#9650, DATED JULY 2000, GRANTING A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

                10.47. Rail Car Service Agreement, dated July 29, 1999, between Prime Financial Corporation and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1999.

                10.48. Covenant waiver letter, dated October 19, 2000, with CIT Group, which is incorporated by reference from exhibit 10.1 to LSB Industries, Inc. Form 10-Q for the quarter ended September 30, 2000.

                10.49. Lease Agreement, dated October 31, 2000 between Cherokee Nitrogen Company and El Dorado Chemical Company.

                21.1. Subsidiaries of the Company

                23.1. Consent of Independent Auditors

                (b) REPORTS ON FORM 8-K. The Company filed the following report on Form 8-K during the fourth quarter of 2000.

                (i) Form 8-K, dated November 15, 2000. (date of event: October 31, 2000). The item reported was Item 2, "Acquisition or Disposition of Assets", discussing the letter agreement between LSB Chemical Corp. and Orica USA, Inc., and the agreement between Orica Nitrogen, L.L.C., Orica USA, Inc. and LSB Chemical Corp. relating to the acquisition of certain assets located in Cherokee, Alabama and Crystal City, Missouri.


SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf of this 17th day of April, 2001.

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


Dated: April 17, 2001           By: /s/ JACK E. GOLSEN
                                Jack E. Golsen, Director


Dated: April 17, 2001           By: /s/ TONY M. SHELBY
                                Tony M. Shelby, Director


Dated: April 17, 2001           By: /s/ DAVID R. GOSS
                                David R. Goss, Director


Dated: April 17, 2001           By: /s/ BARRY H. GOLSEN
                                Barry H. Golsen, Director


Dated: April 17, 2001           By: /s/ ROBERT C. BROWN
                                Robert C. Brown, Director


Dated: April 17, 2001           By: /s/ BERNARD G. ILLE
                                Bernard G. Ille, Director

Dated: April 17, 2001           By: /s/ JEROME D. SHAFFER
                                Jerome D. Shaffer, Director


Dated: April 17, 2001           By: /s/ RAYMOND B. ACKERMAN
                                Raymond B. Ackerman, Director


Dated: April 17, 2001           By: /s/ HORACE RHODES
                                Horace Rhodes, Director.

                                    ClimaChem
                                    Financial
                                    Statement

                                 ClimaChem, Inc.

                        Consolidated Financial Statements

                  Years ended December 31, 2000, 1999 and 1998


                                    CONTENTS

Report of Independent Auditors......................................................F-1

Consolidated Financial Statements

Consolidated Balance Sheets.........................................................F-2
Consolidated Statements of Operations...............................................F-3
Consolidated Statements of Stockholders' Equity.....................................F-4
Consolidated Statements of Cash Flows...............................................F-5
Notes to Consolidated Financial Statements..........................................F-7

                         Report of Independent Auditors

The Board of Directors and Stockholders
ClimaChem, Inc.

We have audited the accompanying consolidated balance sheets of ClimaChem, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ClimaChem, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                              Ernst & Young, LLP


Oklahoma City, Oklahoma
April 16, 2001

                                 ClimaChem, Inc.

                           Consolidated Balance Sheets

                                                                     DECEMBER 31,
                                                                 2000            1999
                                                               ---------       ---------
                                                                    (In Thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                    $   2,838       $   2,673
  Trade accounts receivable, net                                  45,981          41,934
  Inventories                                                     29,020          25,772
  Supplies and prepaid items                                       5,989           4,314
  Due from LSB and affiliates                                      1,103           2,263
                                                               ---------       ---------
Total current assets                                              84,931          76,956

Property, plant and equipment, net                                72,825          75,667
Due from LSB and affiliates, net                                  14,166          13,443
Other assets, net                                                 17,245          18,012
                                                               ---------       ---------
                                                               $ 189,167       $ 184,078
                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                             $  25,865       $  16,312
  Accrued liabilities                                             21,647          13,791
  Current portion of long-term debt                               37,092          29,644
                                                               ---------       ---------
Total current liabilities                                         84,604          59,747

Long-term debt                                                    89,064         112,544
Accrued losses on firm purchase commitments and other
  noncurrent liabilities                                           6,116           5,652
Commitments and contingencies (Note 10)

Stockholders' equity
  Common stock, $.10 par value; 500,000 shares
    authorized, 10,000 shares issued                                   1               1
  Capital in excess of par value                                  12,652          12,652
  Accumulated  deficit                                            (3,270)         (6,518)
                                                               ---------       ---------
Total stockholders' equity                                         9,383           6,135
                                                               ---------       ---------
                                                               $ 189,167       $ 184,078
                                                               =========       =========


See accompanying notes.

                                 ClimaChem, Inc.

                      Consolidated Statements of Operations

                                                           YEAR ENDED DECEMBER 31,
                                                    2000            1999            1998
                                                  ---------       ---------       ---------
                                                                (In Thousands)
Revenues:
  Net sales                                       $ 279,972       $ 244,462       $ 241,546
  Interest and other income                           1,894           2,493           1,468
                                                  ---------       ---------       ---------
                                                    281,866         246,955         243,014

Costs and expenses:
  Cost of sales                                     232,495         196,095         190,722
  Selling, general and administrative                45,932          45,618          38,105
  Interest                                           13,882          14,260          13,463
  Provision for loss on firm sales and
    purchase commitments                              3,395           8,439              --
  Provision for impairment on long-lived
    assets                                               --           3,913              --
                                                  ---------       ---------       ---------
                                                    295,704         268,325         242,290
                                                  ---------       ---------       ---------
Loss before business disposed of,  provision
  (benefit) for income taxes and
  extraordinary gain                                (13,838)        (21,370)            724

Business disposed of
  Revenues                                               --           7,461          14,184
  Operating costs, expenses and interest                 --           9,419          17,085
                                                  ---------       ---------       ---------
                                                         --          (1,958)         (2,901)

  Loss on disposal of business                           --          (1,971)             --
                                                  ---------       ---------       ---------
                                                         --          (3,929)         (2,901)
                                                  ---------       ---------       ---------
Loss before provision (benefit) for income
  taxes and extraordinary gain                      (13,838)        (25,299)         (2,177)

Provision (benefit) for income taxes                    235          (6,117)            392
                                                  ---------       ---------       ---------
Loss before extraordinary gain                      (14,073)        (19,182)         (2,569)

Extraordinary gain, net of income taxes of
$100                                                 17,321              --              --
                                                  =========       =========       =========
Net income (loss)                                 $   3,248       $ (19,182)      $  (2,569)
                                                  =========       =========       =========


See accompanying notes.

                                 ClimaChem, Inc.

                 Consolidated Statements of Stockholders' Equity
                                 (In Thousands)

                                                                           ACCUMULATED
                                                                             OTHER         RETAINED
                                        COMMON STOCK         CAPITAL IN   COMPREHENSIVE    EARNINGS
                                  -----------------------     EXCESS OF      INCOME      (ACCUMULATED
                                   SHARES       PAR VALUE     PAR VALUE      (LOSS)         DEFICIT)        TOTAL
                                  --------      ---------    ----------   -------------  ------------      --------
Balance at December 31, 1997        10,000       $      1      $ 12,652      $ (1,003)      $ 15,639       $ 27,289

Net loss                                --             --            --            --         (2,569)        (2,569)
Foreign currency
  translation adjustment                --             --            --          (556)            --           (556)
                                                                                                           --------
Total comprehensive loss                                                                                     (3,125)

Dividends to Parent                     --             --            --            --           (406)          (406)
                                  --------       --------      --------      --------       --------       --------
Balance at December 31, 1998        10,000              1        12,652        (1,559)        12,664         23,758

Net loss                                --             --            --            --        (19,182)       (19,182)
Foreign currency
  translation adjustment                --             --            --         1,559             --          1,559
                                                                                                           --------
Total comprehensive loss                                                                                    (17,623)
                                  --------       --------      --------      --------       --------       --------
Balance at December 31, 1999        10,000              1        12,652            --         (6,518)         6,135

Net income                              --             --            --            --          3,248          3,248
                                  --------       --------      --------      --------       --------       --------
Balance at December 31, 2000        10,000       $      1      $ 12,652      $     --       $ (3,270)      $  9,383
                                  ========       ========      ========      ========       ========       ========


See accompanying notes.

                                 ClimaChem, Inc.

                      Consolidated Statements of Cash Flows

                                                                           YEAR ENDED DECEMBER 31,
                                                                      2000           1999           1998
                                                                    --------       --------       --------
                                                                                (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                   $  3,248       $(19,182)      $ (2,569)
Adjustments to reconcile net income (loss) to net
  cash provided by operations:
    Extraordinary gain on extinguishment of debt                     (17,421)            --             --
    Inventory write-down and provision for loss on
      firm sales and purchase commitments, net of
      amount realized                                                    389          8,175             --
    Provision for impairment on long-lived assets                         --          3,913             --
    Depreciation of property, plant and equipment                      8,324          8,830          9,545
    Amortization                                                       1,183          1,138          1,324
    Provision for losses:
      Trade accounts receivable                                        1,960            828            971
      Notes receivable                                                    --             --            854
      Environmental matters and other                                     --            195           (387)
    Deferred income tax provision (benefit)                               --         (6,192)           351
    Gain on sales of assets                                               --             --            (30)
    Loss on business disposed of                                          --          1,971             --
    Cash provided (used) by changes in assets and liabilities:
        Trade accounts receivable                                     (6,007)        (3,661)        (1,484)
        Inventories                                                   (3,248)         3,892            904
        Supplies and prepaid items                                    (2,550)          (186)        (1,252)
        Income tax receivable                                             --             --             92
        Accounts payable                                               9,828         (1,325)        (1,598)
        Accrued liabilities                                            8,081          3,285         (2,859)
                                                                    --------       --------       --------
Net cash provided by operating activities                              3,787          1,681          3,862


(Continued on following page)

                                 ClimaChem, Inc.

                                                                YEAR ENDED DECEMBER 31,
                                                           2000          1999           1998
                                                          -------       -------       -------
                                                                     (In Thousands)
CASH FLOWS FROM INVESTING ACTIVITIES
Payment made for acquisition of limited partner
  interest in business                                    $    --       $(3,114)      $    --
Purchase of receivables and option to acquire
  business                                                     --        (2,558)           --
Capital expenditures                                       (6,778)       (6,688)       (7,418)
Proceeds from sales of equipment                               --         1,045            65
Proceeds from the sale of business disposed of                 --         9,981            --
Other assets                                                  669          (870)       (1,072)
                                                          -------       -------       -------
Net cash used by investing activities                      (6,109)       (2,204)       (8,425)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term and other debt                       (3,674)       (6,867)       (4,690)
Long-term and other borrowings, net of
  origination fees                                          5,050            --          (583)
Acquisition of 10 3/4% Senior Notes                        (7,002)           --            --
Net change in revolving debt facilities                     7,676         8,269         6,348
Net change in due to/from LSB and affiliates                  437         1,044         1,110
Dividends paid to parent                                       --            --          (406)
                                                          -------       -------       -------
Net cash provided by financing activities                   2,487         2,446         1,779
                                                          -------       -------       -------
Net increase (decrease) in cash and cash equivalents
                                                              165         1,923        (2,784)

Cash and cash equivalents at beginning of year              2,673           750         3,534
                                                          -------       -------       -------
Cash and cash equivalents at end of year                  $ 2,838       $ 2,673       $   750
                                                          =======       =======       =======


See accompanying notes.

                                 ClimaChem, Inc.

                   Notes to Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998


1. BASIS OF PRESENTATION

ClimaChem, Inc. (the "Company"), a wholly-owned subsidiary, directly or indirectly of LSB Industries, Inc. ("LSB" or "Parent"), was organized under the laws of the State of Oklahoma in October 1997. The Company's Certificate of Incorporation authorizes the issuance of 500,000 shares of $.10 par value common stock. The Company is a holding company which maintains operations through various wholly-owned subsidiaries. The Company owns, through its subsidiaries, substantially all of the operations comprising the Chemical Business and Climate Control Business as previously owned by LSB. Prior to November 21, 1997, all of the Company's subsidiaries were wholly-owned subsidiaries of LSB, directly or through one or more intermediaries, and were contributed to the Company, following its formation, by LSB or other subsidiaries in exchange for all of the outstanding common stock of the Company. These exchanges have been accounted for as a reorganization of entities under common control and, accordingly, reflect LSB's and its subsidiaries' historical cost of such subsidiaries and net assets.

The consolidated financial statements include the accounts of ClimaChem, Inc. and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in the accompanying financial statements.

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

                                 ClimaChem, Inc.

2. ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

Inventory is priced at the lower of cost or market, with cost being determined using the first-in, first-out (FIFO) basis, except for certain heat pump products with a value of $7,798,000 and $8,351,000 at December 31, 2000 and 1999, respectively, which are priced at the lower of cost or market, with cost being determined using the last-in, first-out (LIFO) basis. The difference between the LIFO basis and current cost was $682,000 and $822,000 at December 31, 2000 and 1999, respectively.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost. For financial reporting purposes, depreciation, depletion and amortization are primarily computed using the straight-line method over the estimated useful lives of the assets ranging from 3 to 30 years. Property, plant and equipment leases which are deemed to be installment purchase obligations have been capitalized and included in property, plant and equipment. Maintenance, repairs and minor renewals are charged to operations while major renewals and improvements are capitalized.

EXCESS OF PURCHASE PRICE OVER NET ASSETS ACQUIRED

The excess of purchase price over net assets acquired, which is included in other assets in the accompanying consolidated balance sheets, totaling $1,969,000 and $2,312,000, net of accumulated amortization, of $4,443,000 and $4,100,000 at December 31, 2000 and 1999, respectively, and is being amortized by the straight-line method over periods of 15 to 19 years.

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

                                 ClimaChem, Inc.

2. ACCOUNTING POLICIES (CONTINUED)

For the year ended December 31, 1999, the Company recognized impairment totaling $3.9 million (none in 2000) associated with two chemical plants which are to be sold or dismantled. The 1999 provision for impairment represented the difference between the net carrying cost and the estimated salvage value for the non-operating plant to be dismantled and the difference between the net carrying cost and the estimated selling price less cost to dispose for the plant to be sold. The Company has made estimates of the future cash flows related to its Chemical Business in order to determine recoverability of the Company's remaining cost. Based on these estimates, no additional impairment was indicated at December 31, 2000; however, it is reasonably possible that the Company may recognize additional impairments in this business in the near term if the Company experiences continued or further deterioration of the chemical business.

DEBT ISSUANCE COST

Debt issuance costs are amortized over the term of the associated debt instrument using the straight-line method. Such costs, which are included in other assets in the accompanying consolidated balance sheets, were $2,299,000 and $3,416,000, net of accumulated amortization, of $1,156,000 and $987,000 as of December 31, 2000 and 1999, respectively.

REVENUE RECOGNITION

The Company recognizes revenue at the time title of the goods transfers to the buyer and there remains no significant future performance obligations by the Company.

SHIPPING AND HANDLING COSTS

The Company records its shipping and handling costs in the Chemical Business in net sales while the Climate Control business records shipping and handling costs in selling, general and administrative expense. For the years ended December 31, 2000, 1999 and 1998 the shipping and handling costs of the Chemical Business amounted to $9,689,000, $6,042,000 and $6,213,000, respectively while the costs in the Climate Control Business amounted to $5,135,000, $4,960,000 and $4,748,000, respectively.

INCOME TAXES

Taxable income of the Company is included in the consolidated federal income tax return of LSB. The provision for or benefit from income taxes is calculated as if the Company filed a separate federal income tax return. To the extent a state or other taxing jurisdiction

                                 ClimaChem, Inc.

2. ACCOUNTING POLICIES (CONTINUED)

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

RESEARCH AND DEVELOPMENT COSTS

Costs incurred in connection with product research and development are expensed as incurred. Such costs amounted to $391,000, $713,000 and $377,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

ADVERTISING COSTS

Costs incurred in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $1,367,000, $1,536,000 and $1,152,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

HEDGING

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS" 133"), "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt this new Statement effective January 1, 2001. The Statement requires the company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify or are not designated as hedges must be adjusted to fair value through operations. If the derivative is a hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

In 1997, the Company entered into an interest rate forward agreement to effectively fix the interest rate on a long-term lease commitment (not for trading purposes). In 1999, the Company executed the long-term lease agreement and terminated the forward at a net cost of $2.8 million. The Company has historically accounted for this hedge under the deferral method (as an adjustment of the initial term lease rentals). At December 31, 2000 and 1999, the remaining deferred loss included in other assets approximated $2.4

                                 ClimaChem, Inc.

2. ACCOUNTING POLICIES (CONTINUED)

million and $2.7 million, respectively. The deferred cost recognized in operations amounted to $290,000 in 2000 ($169,000 in 1999 and none in 1998). Upon adoption of SFAS 133 on January 1, 2001, the deferred loss will be reclassified into accumulated other comprehensive income and be amortized to operations over the term of the lease arrangement. The Company also periodically enters into exchange traded futures contracts for copper and aluminum (as such products are used in the Company's Climate Control Business), which contracts presently are and will continue to be accounted for on a mark to market basis. As of December 31, 2000, the Company had 20 such contracts outstanding (which expire December 2001), whose fair value was not material. The adoption of SFAS 133 is not expected to have any other material impact as of January 1, 2001, on the Company's consolidated financial statements.

STATEMENTS OF CASH FLOWS

For purposes of reporting cash flows, cash and cash equivalents include cash, overnight funds and interest bearing deposits with maturities when purchased by the Company of 90 days or less.

Under the Company's Revolving Credit Facility (Note 7 -- Long-Term Debt) cash received by the Company on collection of trade accounts receivable is deposited in cash collection accounts. Cash in the collection accounts is applied against the outstanding balance under the Company's revolving credit agreement within 1-2 business days following receipt. The cash balance held in the collection accounts at December 31, 2000 and 1999 aggregated $2.6 million and $2.2 million, respectively.

Supplemental cash flow information includes:

                                                         YEAR ENDED DECEMBER 31,
                                                     2000         1999         1998
                                                    -------      -------      -------
                                                             (In Thousands)
Cash payments for interest and income taxes:
  Interest on long-term debt and other               $14,010      $14,525      $14,079
  Income taxes:
    Paid to state taxing authorities                       4           17           65
    Paid to Parent                                       800           --        1,908
Noncash financing and investing activities--
  Long-term debt issued for property, plant and
    equipment                                             81          471          523

                                 ClimaChem, Inc.

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

Charges for such services aggregate $1,952,000, $4,780,000 and $2,265,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Management of the Company believes these charges from LSB reasonably approximate additional general and administrative costs which would have been incurred if the Company had been an independent entity during such periods. These amounts do not include reimbursements for costs described in the next paragraph or amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

The Services Agreement also provides that LSB will permit employees of the Company and its subsidiaries to continue to participate in the benefit plans and programs sponsored by LSB. The Company will pay to, or reimburse, LSB for the costs associated with participation by the employees of the Company in LSB's benefit plans and programs.

In addition, the Services Agreement allows for purchases of other goods and services to the extent that the amount paid approximates fair value that would be paid to a third party. In 2000 and 1999, subsidiaries of the Company purchased certain raw materials and finished goods from a subsidiary of LSB, not a subsidiary of the Company, for $9,306,000 and $681,000, respectively. In 2000 and 1999, subsidiaries of the Company purchased certain raw materials with LSB's assistance and paid $947,000 and $461,000, respectively to LSB in commissions on such purchases. In 2000 and 1999, the Company also purchased $757,000 and $1,076,000 respectively in industrial supplies from subsidiaries of LSB which are not subsidiaries of the Company. As of December 31, 2000 and 1999 $1.5 million and $.3 million of these amounts had not yet been paid to LSB and its subsidiaries which were not subsidiaries of the Company.

                                 ClimaChem, Inc.

3. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

The Company's Climate Control manufacturing subsidiaries also lease facilities and production equipment from an affiliate under various operating leases and a capital lease. See Note 10 -- Commitments and Contingencies, Operating Leases. Rental expense associated with the operating leases aggregated $2,539,000, $1,806,000 and $475,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In December 1999, a subsidiary of the Climate Control Business entered into a capital lease with a subsidiary of LSB which is not a subsidiary of the Company. The lease agreement required an initial payment of $2 million for capital improvements required in the facility, which was paid in 1999, and requires 112 monthly payments of $20,291 commencing on September 1, 2006. The accompanying balance sheet includes buildings and improvements under the capital lease of $3,172,000 and long-term debt includes a capital lease obligation of $1,246,000 ($1,172,000 at December 31, 1999) due to the LSB subsidiary.

During July 1999, a subsidiary of the Company sold 26 railcars to a non-affiliated entity for approximately $1.1 million. Thereafter, the entity leased the railcars to a subsidiary of LSB, which is neither the Company nor a subsidiary of the Company. A subsidiary of the Company has entered into a services agreement with such LSB subsidiary pursuant to which such subsidiary is to provide railcar services to a subsidiary of the Company. Under the services agreement, the Company's subsidiary will pay a fee based on each railcar unit used by such subsidiary of $1,031 per month. The Company's subsidiary paid $322,000 and $107,000 in 2000 and 1999, respectively relating to the fee which is included in the rent expense associated with operating leases discussed above. Furthermore, the LSB subsidiary reimbursed the Company's subsidiary for maintenance fees relating to the railcars of $125,000 and $43,000 in 2000 and 1999, respectively. The Company's subsidiary is not required to use any railcar equipment under the services agreement, and the services agreement may be terminated at any time on 30 days written notice.

As of December 31, 2000 and 1999, the Company had advanced LSB $2 million pursuant to a provision in the bond indenture which allows the Company to make up to a $2 million investment in any other "person," as defined. The advance bears interest at 10-3/4% per annum payable on demand.

On November 21, 1997, LSB and the Company entered into a management agreement (the "Management Agreement"), which provides that LSB will provide to the Company, managerial oversight and guidance concerning the broad policies, strategic decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB. Under the Management Agreement, the Company is to pay LSB a fee for such services which will not exceed

                                 ClimaChem, Inc.

3. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

$1.8 million annually. If management determines that it is probable that the Company will have to pay the annual management fee to LSB, then the fee will be accrued quarterly based upon the excess of actual earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the quarter minus $6,500,000, not to exceed $450,000. If at the end of the calendar year, EBITDA is less than $26 million, management fees paid to LSB during the year shall be refunded to the Company for the first three quarters of the year, not to exceed $1,350,000. The maximum management fee amount to be paid to LSB by the Company is adjusted annually commensurate with the percentage change, if any, in the Consumer Price Index during the preceding calendar year. For the year ended December 31, 2000, the Company was required to pay LSB $1.8 million under the Management Agreement inasmuch as EBITDA exceeded $26 million for the period ($1.4 million has been paid as of December 31, 2000). No payments were made to LSB under the Management Agreement in 1999 or 1998.

On November 21, 1997, the Company and LSB entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for (i) the allocation of payments of taxes for periods during which the Company and its subsidiaries and LSB are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns,
(iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. For tax periods beginning after December 1996 and ending ten years thereafter, so long as the Company is included in LSB's consolidated federal income tax returns or state consolidated combined or unitary tax returns, the Company will be required to pay to LSB an amount equal to the Company's consolidated federal and state income tax liability calculated as if the Company and its subsidiaries were a separate consolidated tax group and not part of LSB's consolidated tax group. Such amount is payable in estimated quarterly installments. If the sum of the estimated quarterly installments is (a) greater than the tax liability of the Company, on a consolidated basis, as determined by LSB, under the Tax Sharing Agreement, then LSB will refund the amount of the excess to the Company, or (b) less than the Company's tax liability, on a consolidated basis, as determined by LSB, under the Tax Sharing Agreement, then the Company will pay to LSB the amount of the deficiency. The Company recorded a provision for income taxes relating to the extraordinary gain on the repurchase of Senior Unsecured Notes for the year ended December 31, 2000 of $.1 million which was payable to LSB under the terms of the Tax Sharing Agreement ($.8 million had been paid as of December 31, 2000 for the tax liability existing at September 30, 2000). The Company did not pay LSB any amounts under the Tax Sharing Agreement in 1999 or 1998.

                                 ClimaChem, Inc.

3. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

Under the terms of an Indenture between the Company, the guarantors and the trustee relating to the Notes (as defined in Note 7), the Company is permitted to distribute or pay in the form of dividends and other distributions to LSB in connection with the Company's outstanding equity securities or loans, (a) advances or investments to any person (including LSB), up to 50% of the Company's consolidated net income for the period (taken as one accounting period), commencing on the first day of the first full fiscal quarter commencing after the Issue Date of the Notes to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by the Company from the sale of its capital stock. This limitation will not prohibit (i) payment to LSB under the Services Agreement, Management Agreement and the Tax Sharing Agreement, or (ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration. Based on the terms stated above, the Company declared and paid to LSB a dividend, in the fourth quarter of 1998, in the amount of $406,000 representing 50% of the Company's consolidated net income for the nine months ended September 30, 1998 (none in 2000 or 1999).

The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At December 31, 2000 and 1999, the Company had loans and advances due from LSB of approximately $13.4 million, $10.0 million of which was loaned to LSB from the proceeds of the sale of the Notes, as defined (Note 7 -- Long-Term
Debt), and bears interest at 10-3/4%, maturing November 2007 and $3.4 million due from LSB and affiliates related to cash advances from the Company to LSB and affiliates prior to the sale of the Notes, as defined, from borrowings on the Company's credit facilities. This loan is due by its terms in November 2007 and bears interest at 7% per annum. At December 31, 2000 and 1999, the Company had $1.1 million and $2.3 million, respectively, due from LSB and affiliates included in current assets related to advances as discussed previously, interest and refunds due associated with operations under the Services Agreement or refunds under the management or tax agreements. The Company earned interest income on net loans and advances due from LSB and affiliates aggregating approximately $1,531,000, $1,474,000 and $1,316,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

LSB and its subsidiaries (other than the Company and its subsidiaries), the "LSB Non-ClimaChem Entities," are dependent upon their separate cash flows and the restricted funds which can be distributed by the Company under the above mentioned agreements. As of December 31, 2000, the LSB Non-ClimaChem Entities had a working capital

                                 ClimaChem, Inc.

3. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

deficit of $7.5 million (including $2.6 million of inventories and $2.4 million of accounts receivable), and long-term debt of $32.3 million (including $15.3 million owed to the Company), $5.9 million of which is due within one year. For the year ended December 31, 2000, the LSB Non-ClimaChem Entities had a net loss of $.2 million. LSB is focusing its efforts and resources on its core businesses, which represent that of the Company. Management of LSB believes the LSB Non-ClimaChem Entities will have sufficient operating capital to meet its obligations as they come due (other than dividend obligation under its outstanding preferred stocks), including those to the Company. If LSB management is not successful in realizing certain excess and non-core assets, and if the Company is not able to transfer funds to LSB and its affiliates as permitted under the Indenture, the recoverability of the loans and advances to LSB may not be recoverable. As of December 31, 2000, the Company has not provided an allowance for doubtful accounts against these receivables, loans and advances since it is their present belief that LSB will be able to pay these amounts when they come due; however, it is reasonably possible that the evaluation relative to the amounts due from LSB and its subsidiaries could change in the near term.

4. BUSINESS DISPOSED OF

On August 2, 1999, the Company sold substantially all the assets of its wholly owned subsidiary, Total Energy Systems Limited and its subsidiaries ("TES"), of the Chemical Business. Pursuant to the sale agreement, TES retained certain of its liabilities which were liquidated from the proceeds of the sale and from the collection of its accounts receivables which were retained. In connection with the closing in August 1999, the Company received approximately $3.6 million in net proceeds from the assets sold, after paying off $6.4 million bank debt and the purchaser assuming approximately $1.1 million of debt related to certain capitalized lease obligations.

The loss associated with the disposition included in the accompanying consolidated statements of operations for the year ended December 31, 1999 was $2.0 million.

                                 ClimaChem, Inc.

5. INVENTORIES

Inventories consist of:

                                  FINISHED
                               (OR PURCHASED)    WORK-IN-        RAW
                                   GOODS         PROCESS       MATERIALS        TOTAL
                                ------------     -------       ---------       -------
                                                     (In Thousands)
December 31, 2000:
  Climate Control products        $ 5,691        $ 2,962        $ 7,020        $15,673
  Chemical products                10,680             --          2,667         13,347
                                  -------        -------        -------        -------
Total                             $16,371        $ 2,962        $ 9,687        $29,020
                                  =======        =======        =======        =======

December 31, 1999:
Total                             $11,275        $ 5,503        $ 8,994        $25,772
                                  =======        =======        =======        =======


6. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, at cost, consist of:

                                                  DECEMBER 31,
                                             2000              1999
                                           ---------         ---------
                                                 (In Thousands)
Land and improvements                      $   1,698         $   1,411
Buildings and improvements(A)                 11,239            11,352
Machinery, equipment and automotive          126,758           124,459
Furniture and fixtures                         4,784             3,968
                                           ---------         ---------
                                             144,479           141,190
Less accumulated depreciation                (71,654)           65,523
                                           ---------         ---------
                                           $  72,825         $  75,667
                                           =========         =========

(A) Includes capital lease of $3,173,000 with a related party as discussed in Note 3.

                                 ClimaChem, Inc.

7. LONG-TERM DEBT

Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                         2000            1999
                                                       --------        --------
                                                           (In Thousands)
Secured revolving credit facility with interest
 at a base rate plus a specified percentage
 (11% aggregate rate at December 31, 2000)(A)          $ 32,747        $ 25,071
10-3/4% Senior Notes due 2007(B)                         79,835         105,000
Secured loan with interest payable monthly(C)             4,463           7,128
Other, with interest at rates of 6% to 12.76%,
 most of which is secured by machinery,
 equipment and real estate                                9,111           4,989
                                                       --------        --------
                                                        126,156         142,188
Less current portion of long-term debt                   37,092          29,644
                                                       --------        --------
Long-term debt due after one year                      $ 89,064        $112,544
                                                       ========        ========

(A) In December 1994, LSB and certain subsidiaries and a bank entered into a series of six asset-based revolving credit facilities which provided for an initial term of three years. The agreement has been amended at various dates since 1994 with the latest being executed on October 10, 2000. The amended agreement provided for a $50 million revolving credit facility (the "Revolving Credit Facility") with separate loan agreements, for the Company and its subsidiaries and LSB and its subsidiaries excluding the Company and its subsidiaries ("Non-ClimaChem entities").

        In April, the Company and its subsidiaries, ("the borrowers"), entered into a new $50 million credit facility with Foothill Capital Corporation (the "Foothill Facility"). The Foothill Facility provides for advances based on specified percentages of eligible accounts receivable and inventory of the Company and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or the LIBOR rate plus 4.5%. Interest is due monthly. The Facility provides for up to $8.5 million of letters of credit; All letters of credit outstanding reduce availability under the facility. Under the Foothill Facility, the lender also requires the borrowers to pay a letter of credit fee equal to 2.75% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .5% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges. The Foothill Facility matures in April 2005 and is secured by receivables, inventory and intangibles of the Company and its subsidiaries and certain assets of non-ClimaChem entities. LSB, each of the Company's subsidiaries and two of LSB subsidiaries are guarantors of the indebtedness. A prepayment penalty equal to 4% of the facility is due to the lender should the borrowers elect to prepay the facility prior to the first anniversary date. This penalty is reduced 1% per year through maturity. The Foothill Facility requires the Company to meet certain financial covenants on a monthly, quarterly or annual basis, including a fixed charge coverage ratio, minimum EBITDA (earnings before interest, taxes, depreciation and amortization) of the Company and the Company's Climate Control Business and limits capital expenditures. The Foothill Facility requires the borrowers to have varying minimum amounts of availability under the revolver, which amounts generally increase prior to interest payment due dates of the Senior Notes discussed in (B) below. The Foothill Facility requires that the Company's excess availability, as defined, equal an amount not less than $3.8 million, on each interest payment date, after making the interest payment due pursuant to the Company's 10 3/4% Senior Notes. The Foothill Facility also contains covenants that, among other things, limit the borrowers ability to: (i) incur additional indebtedness, (ii) incur liens, (iii) make restricted payments or loans to affiliates who are not borrowers, or (iv) engage in mergers, consolidations or other forms of recapitalization, (v) dispose of assets, and (vi) repurchase the Company's 10 3/4% Senior Notes. It also requires all collections on accounts be made through an account in the name of the lender or their agent and gives the lender the sole discretion to determine whether there has been any material adverse change; as defined, in the

                                 ClimaChem, Inc.

(7) LONG-TERM DEBT (CONTINUED)

        financial condition of the borrowers or LSB Industries, Inc., as guarantor, prior to granting additional advances. The Foothill Facility requires the borrowers to use their best efforts to assist Foothill Capital Corporation with the syndication of no less than 40% and no more than 50% of the total facility commitment. In connection therewith, the borrowers have agreed that Foothill Capital Corporation or agent shall have the right after consultation with the borrowers' agent to alter certain terms and conditions as may be necessary, to insure a successful syndication of the total facility commitment. The lender may, upon an event of default, as defined, terminate the Foothill Facility and make the balance outstanding due and payable in full.

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

                                 ClimaChem, Inc.

7. LONG-TERM DEBT (CONTINUED)

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

        During 2000, the Company repurchased approximately $25.2 million of the Notes and recognized a gain of approximately $17.4 million before income taxes. The Company is a holding company with no material assets (other than the notes and accounts receivable from LSB, specified in the accompanying consolidated balance sheets, and the Notes origination fees which have a net book value of $2.1 million and $3.3 million as of December 31, 2000 and 1999, respectively), or material operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly. ClimaChem's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of the Company, except for El Dorado Nitrogen Company ("EDNC").

        Set forth below are consolidating financial statements of the Guarantor Subsidiaries, the Company's subsidiary which is not a guarantor of the Senior Notes (the "Non-Guarantor Subsidiary") and the Company. For all periods presented, EDNC was the only Non-Guarantor Subsidiary.

                                 ClimaChem, Inc.

7. LONG-TERM DEBT (CONTINUED)

                           Consolidating Balance Sheet
                             As of December 31, 2000
                             (Dollars in thousands)

                                 COMBINED           NON-
                                 GUARANTOR       GUARANTOR       COMPANY
                                SUBSIDIARIES     SUBSIDIARY      (PARENT)      ELIMINATIONS     CONSOLIDATED
                                ------------     ----------      ---------     ------------     ------------
ASSETS
Current assets:
  Cash                            $   2,782       $       8      $      48                       $   2,838
  Trade accounts                     40,525           5,376             80                          45,981
    receivable, net
  Inventories                        28,706             314             --                          29,020
  Supplies and prepaid items          5,054              48            887                           5,989
  Due from LSB and                       --              --          1,103                           1,103
    affiliates, net
                                  ---------       ---------      ---------       ---------       ---------
        Total current assets         77,067           5,746          2,118                          84,931

Property, plant and                  71,521           1,221             83                          72,825
  equipment, net
Due from LSB and affiliates              --              --         14,166                          14,166
Investment in and advances
  to affiliates                          --              --         72,374       $ (72,374)             --
Receivable from Parent                   --           2,764             --          (2,764)             --
Other assets, net                    12,206           2,491          2,548                          17,245
                                  ---------       ---------      ---------       ---------       ---------
                                  $ 160,794       $  12,222      $  91,289       $ (75,138)      $ 189,167
                                  =========       =========      =========       =========       =========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                $  23,039       $   2,250      $     576                       $  25,865
  Accrued liabilities                18,079           2,160          1,408                          21,647
  Current deferred income               550              --             --       $    (550)             --
    taxes
  Current portion of                 36,835             170             87                          37,092
    long-term debt
                                  ---------       ---------      ---------       ---------       ---------
        Total current                78,503           4,580          2,071            (550)         84,604
         liabilities

Long-term debt                        7,679           1,550         79,835                          89,064
Accrued losses on firm
  purchase commitments and
  other noncurrent                    3,675           2,441             --                           6,116
  liabilities
Deferred income taxes                   405              --             --            (405)             --
Payable to Parent                    15,648              --             --         (15,648)             --

Stockholders' equity:
  Common stock                           64               1              1             (65)              1
  Capital in excess of par           79,217              --         12,652         (79,217)         12,652
    value
  Retained earnings
    (accumulated deficit)           (24,397)          3,650         (3,270)         20,747          (3,270)
                                  ---------       ---------      ---------       ---------       ---------
Total stockholders' equity           54,884           3,651          9,383         (58,535)          9,383
                                  ---------       ---------      ---------       ---------       ---------
                                  $ 160,794       $  12,222      $  91,289       $ (75,138)      $ 189,167
                                  =========       =========      =========       =========       =========

                                 ClimaChem, Inc.

7. LONG-TERM DEBT (CONTINUED)

                           Consolidating Balance Sheet
                             As of December 31, 1999
                             (Dollars in thousands)

                                   COMBINED          NON-
                                   GUARANTOR       GUARANTOR       COMPANY
                                  SUBSIDIARIES     SUBSIDIARY      (PARENT)      ELIMINATIONS    CONSOLIDATED
                                  ------------     ----------      ---------     ------------    ------------
ASSETS
Current assets:
  Cash                              $     816       $     703      $   1,154                       $   2,673
  Trade accounts                       39,709           2,215             10                          41,934
    receivable, net
  Inventories                          25,594             178             --                          25,772
  Supplies and prepaid items            3,306              83            925                           4,314
  Due from LSB and                         --              --          1,781                           1,781
    affiliates, net
                                    ---------       ---------      ---------       ---------       ---------
        Total current assets           69,425           3,179          3,870                          76,474

Property, plant and                    75,158             509             --                          75,667
  equipment, net
Due from LSB and affiliates                --              --         13,925                          13,925
Investment in and advances
  to affiliates                            --              --         91,011       $ (91,011)             --
Other assets, net                      12,353           2,004          3,655                          18,012
                                    ---------       ---------      ---------       ---------       ---------
                                    $ 156,936       $   5,692      $ 112,461       $ (91,011)      $ 184,078
                                    =========       =========      =========       =========       =========

LIABILITIES AND
  STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                  $  14,793       $   1,519      $      --                       $  16,312
  Accrued liabilities                   9,873           2,592          1,326                          13,791
  Current deferred income taxes           510              --             --       $    (510)             --
  Current portion of
    long-term debt                     29,644              --             --                          29,644
                                    ---------       ---------      ---------       ---------       ---------
        Total current liabilities      54,820           4,111          1,326            (510)         59,747


Long-term debt                          7,544              --        105,000                         112,544
Accrued losses on firm
  purchase commitments                  5,652              --             --                           5,652
Deferred income taxes                     485              --             --            (485)             --
Payable to Parent                      23,097              66             --         (23,163)             --

Stockholders' equity:
  Common stock                             60               1              1             (61)              1
  Capital in excess of par
    value                              78,467              --         12,652         (78,467)         12,652
  Retained earnings
    (accumulated deficit)             (13,189)          1,514         (6,518)         11,675          (6,518)
                                    ---------       ---------      ---------       ---------       ---------
Total stockholders' equity             65,338           1,515          6,135         (66,853)          6,135
                                    ---------       ---------      ---------       ---------       ---------
                                    $ 156,936       $   5,692      $ 112,461       $ (91,011)      $ 184,078
                                    =========       =========      =========       =========       =========

                                 ClimaChem, Inc.

7. LONG-TERM DEBT (CONTINUED)

                      Consolidating Statement of Operations
                          Year ended December 31, 2000
                             (Dollars in thousands)

                                COMBINED          NON-
                                GUARANTOR       GUARANTOR       COMPANY
                               SUBSIDIARIES     SUBSIDIARY      (PARENT)      ELIMINATIONS    CONSOLIDATED
                               ------------     ----------      ---------     ------------    ------------
BUSINESS CONTINUING AT
  DECEMBER 31, 2000
Revenues:
  Net sales                      $ 238,103       $  41,869                                      $ 279,972
  Other income (expense)               992             100      $   8,742       $  (7,940)          1,894
                                 ---------       ---------      ---------       ---------       ---------
                                   239,095          41,969          8,742          (7,940)        281,866

 Costs and expenses:
  Cost of sales                    192,918          38,345          1,232                         232,495
  Selling, general and
    administrative                  40,988             428          4,516                          45,932
  Interest                          12,140              17          9,665          (7,940)         13,882
  Provisions for losses on
    firm sales and purchase
    commitments                      3,395              --             --                           3,395
                                 ---------       ---------      ---------       ---------       ---------
                                   249,441          38,790         15,413          (7,940)        295,704
                                 ---------       ---------      ---------       ---------       ---------
 Income (loss) before
  equity in loss of
  subsidiaries,  provision
  (benefit) for income
  taxes and extraordinary
  gain                             (10,346)          3,179         (6,671)             --         (13,838)

 Equity in loss of
  subsidiaries                          --              --         (9,072)          9,072              --
 Provision (benefit) for
  income taxes                         862           1,043         (1,670)                            235
 Extraordinary gain                     --              --         17,321                          17,321
                                 ---------       ---------      ---------       ---------       ---------
 Net income (loss)               $ (11,208)      $   2,136      $   3,248       $   9,072       $   3,248
                                 =========       =========      =========       =========       =========

                                 ClimaChem, Inc.

7. LONG-TERM DEBT (CONTINUED)

                      Consolidating Statement of Operations
                          Year ended December 31, 1999
                             (Dollars in thousands)

                                COMBINED          NON-
                                GUARANTOR       GUARANTOR       COMPANY
                               SUBSIDIARIES     SUBSIDIARY      (PARENT)      ELIMINATIONS    CONSOLIDATED
                               ------------     ----------      ---------     ------------    ------------
BUSINESS CONTINUING AT
  DECEMBER 31, 1999
Revenues:
  Net sales                      $ 225,956       $  18,397       $     109                       $ 244,462
  Other income (expense)             1,467            (373)          9,965       $  (8,566)          2,493
                                 ---------       ---------       ---------       ---------       ---------
                                   227,423          18,024          10,074          (8,566)        246,955

 Costs and expenses:
  Cost of sales                    179,862          15,594             639                         196,095
  Selling, general and
    administrative                  41,367             254           3,997                          45,618
  Interest                          11,477              62          11,287          (8,566)         14,260
  Provisions for losses on
    firm purchase
    commitments                      8,439              --              --                           8,439
  Provisions for impairment
    on long-lived assets             3,913              --              --                           3,913
                                 ---------       ---------       ---------       ---------       ---------
                                   245,058          15,910          15,923          (8,566)        268,325
                                 ---------       ---------       ---------       ---------       ---------
  Income (loss) before
    business disposed of
    and provisions
    (benefit) for income
    taxes                          (17,635)          2,114          (5,849)             --         (21,370)

 Business disposed of
  during 1999:
  Revenues                           7,461              --              --                           7,461
  Operating costs, expenses
    and interest                     9,419              --              --                           9,419
                                 ---------       ---------       ---------       ---------       ---------
                                    (1,958)             --              --              --          (1,958)
  Loss on disposal of
    business                        (1,971)             --              --              --          (1,971)
                                 ---------       ---------       ---------       ---------       ---------
                                    (3,929)             --              --              --          (3,929)
                                 ---------       ---------       ---------       ---------       ---------
 Income (loss) before
  equity in loss of
  subsidiaries and
  provision (benefit) for
  income taxes                     (21,564)          2,114          (5,849)             --         (25,299)

 Equity in loss of
  subsidiaries                          --              --         (13,333)         13,333              --
 Provision (benefit) for
  income taxes                      (6,857)            740              --                          (6,117)
                                 ---------       ---------       ---------       ---------       ---------
 Net income (loss)               $ (14,707)      $   1,374       $ (19,182)      $  13,333       $ (19,182)
                                 =========       =========       =========       =========       =========

                                 ClimaChem, Inc.

7. LONG-TERM DEBT (CONTINUED)

                      Consolidating Statement of Operations
                          Year ended December 31, 1998
                             (Dollars in thousands)

                                              COMBINED          NON-
                                             GUARANTOR       GUARANTOR       COMPANY
                                            SUBSIDIARIES     SUBSIDIARY      (PARENT)      ELIMINATIONS    CONSOLIDATED
                                            ------------     ----------      ---------     ------------    ------------
BUSINESS CONTINUING AT
  DECEMBER 31, 1998
Revenues:
  Net sales                                   $ 241,546       $      --      $      --                       $ 241,546
  Other income (expense)                            146              --         12,298       $ (10,976)          1,468
                                              ---------       ---------      ---------       ---------       ---------
                                                241,692              --         12,298         (10,976)        243,014

 Costs and expenses:
  Cost of sales                                 190,722              --             --                         190,722
  Selling, general and
    administrative                               37,489              --            616                          38,105
  Interest expense                               13,151              --         11,288         (10,976)         13,463
                                              ---------       ---------      ---------       ---------       ---------
                                                241,362              --         11,904         (10,976)        242,290
                                              ---------       ---------      ---------       ---------       ---------
   Income before business
    disposed of and
    provisions for income
    taxes                                           330              --            394              --             724

 Business to be disposed of during 1999:
  Revenues                                       14,184              --             --                          14,184
  Operating costs, expenses
    and interest                                 17,085              --             --                          17,085
                                              ---------       ---------      ---------       ---------       ---------
                                                 (2,901)             --             --                          (2,901)
                                              ---------       ---------      ---------       ---------       ---------
  Income (loss) before
  provision  for income taxes                    (2,571)             --            394                          (2,177)

Equity in loss of subsidiaries                       --              --         (2,781)          2,781              --
Provision for income taxes                          210              --            182                             392
                                              ---------       ---------      ---------       ---------       ---------
 Net income (loss)                            $  (2,781)      $      --      $  (2,569)      $   2,781       $  (2,569)
                                              =========       =========      =========       =========       =========

                                 ClimaChem, Inc.

7. LONG-TERM DEBT (CONTINUED)

                 Condensed Consolidating Statement of Cash Flows
                          Year ended December 31, 2000
                             (Dollars in thousands)

                                              COMBINED          NON-
                                             GUARANTOR       GUARANTOR       COMPANY
                                            SUBSIDIARIES     SUBSIDIARY      (PARENT)      ELIMINATIONS    CONSOLIDATED
                                            ------------     ----------      ---------     ------------    ------------
 Cash flows provided (used)
  by operating activities                     $  (859)        $ 4,830         $  (184)                        $ 3,787

 Cash flows from investing activities:
  Capital expenditures                         (5,915)           (780)            (83)                         (6,778)
  Purchase of Senior notes of parent               --          (5,688)             --         $ 5,688              --
  Other assets                                  1,495            (777)            (49)                            669
                                              -------         -------         -------         -------         -------
 Net cash used by investing activities         (4,420)         (7,245)           (132)          5,688          (6,109)

 Cash flows from financing activities:
  Payments on long-term debt                   (3,674)             --              --                          (3,674)
  Long-term and other
    borrowings, net of
    origination fees                            3,500           1,550              --                           5,050
  Acquisition of 10 3/4%
    Senior Unsecured Notes                         --              --          (1,314)         (5,688)         (7,002)
  Net change in revolving debt                  7,419             170              87                           7,676
  Net change in due to/from
    LSB and affiliates                             --              --             437                             437
                                              -------         -------         -------         -------         -------
 Net cash provided (used)
  by financing activities                       7,245           1,720            (790)         (5,688)          2,487
                                              -------         -------         -------         -------         -------
 Net increase in cash from
  all activities                                1,966            (695)         (1,106)             --             165

 Cash at the beginning of period                  816             703           1,154              00           2,673
                                              -------         -------         -------         -------         -------
 Cash at the end of period                    $ 2,782         $     8         $    48         $    --         $ 2,838
                                              =======         =======         =======         =======         =======

                                 ClimaChem, Inc.

7. LONG-TERM DEBT (CONTINUED)

                 Condensed Consolidating Statement of Cash Flows
                          Year ended December 31, 1999
                             (Dollars in thousands)

                                              COMBINED          NON-
                                             GUARANTOR       GUARANTOR       COMPANY
                                            SUBSIDIARIES     SUBSIDIARY      (PARENT)      ELIMINATIONS    CONSOLIDATED
                                            ------------     ----------      ---------     ------------    ------------
 Cash flows provided (used)
  by operating activities                     $ 4,180         $ 3,538         $(6,037)                       $ 1,681

 Cash flows from investing activities:
  Capital expenditures                         (6,179)           (509)             --                         (6,688)
  Payments made for
    acquisition of limited
    partner interest in
    business                                   (3,114)             --              --                         (3,114)
  Purchase of receivable
    and option to acquire
    business                                   (2,558)             --              --                         (2,558)
  Proceeds from sale of
    equipment                                   1,045              --              --                          1,045
  Proceeds from the sale of
    business disposed of                        9,981              --              --                          9,981
  Increase in other assets                       (467)           (315)            (88)                          (870)
                                              -------         -------         -------         -------        -------
 Net cash used by investing
  activities                                   (1,292)           (824)            (88)                        (2,204)

 Cash flows from financing activities:
  Payments on long-term debt                   (6,867)             --              --                         (6,867)
  Net change in revolving
    debt                                        8,269              --              --                          8,269
  Net change in due to/from
    LSB and affiliates                         (4,218)         (2,013)          7,275                          1,044
                                              -------         -------         -------         -------        -------
 Net cash provided (used)
  by financing activities                      (2,816)         (2,013)          7,275                          2,446
                                              -------         -------         -------         -------        -------
 Net increase in cash from
  all activities                                   72             701           1,150                          1,923

 Cash at the beginning of
  period                                          744               2               4                            750
                                              -------         -------         -------         -------        -------
 Cash at the end of period                    $   816         $   703         $ 1,154                        $ 2,673
                                              =======         =======         =======         =======        =======

                                 ClimaChem, Inc.

7. LONG-TERM DEBT (CONTINUED)

                 Condensed Consolidating Statement of Cash Flows
                          Year ended December 31, 1998
                             (Dollars in thousands)

                                              COMBINED          NON-
                                             GUARANTOR       GUARANTOR       COMPANY
                                            SUBSIDIARIES     SUBSIDIARY      (PARENT)      ELIMINATIONS    CONSOLIDATED
                                            ------------     ----------      ---------     ------------    ------------
 Cash flows provided (used)
  by operating activities                     $ 3,298         $  (369)        $   933                        $ 3,862

 Cash flows from investing activities:
  Capital expenditures                         (7,418)             --              --                         (7,418)
  Proceeds from sale of
    equipment                                      65              --              --                             65
  Decrease (increase) in
    other assets                                1,797          (1,991)           (878)                        (1,072)
                                              -------         -------         -------         -------        -------
 Net cash used by investing
  activities                                   (5,556)         (1,991)           (878)                        (8,425)

 Cash flows from financing activities:
  Payments on long-term debt                   (4,690)             --              --                         (4,690)
  Long-term and other
    borrowing                                    (583)             --              --                           (583)
  Net change in revolving
    debt                                        6,348              --              --                          6,348
  Net change in due to/from
    LSB and affiliates                         (1,966)          2,317             759                          1,110
  Dividends paid to parent                         --              --            (406)                          (406)
                                              -------         -------         -------         -------        -------
 Net cash provided (used)
  by financing activities                        (891)          2,317             353                          1,779
                                              -------         -------         -------         -------        -------
 Net increase (decrease) in
  cash from all activities                     (3,149)            (43)            408                         (2,784)

 Cash at the beginning of period                3,893              45            (404)                         3,534
                                              -------         -------         -------         -------        -------
 Cash at the end of period                    $   744         $     2         $     4                        $   750
                                              =======         =======         =======         =======        =======

                                 ClimaChem, Inc.

7. LONG-TERM DEBT (CONTINUED)

(C) This agreement, as amended, between a subsidiary of the Company and an institutional lender provides for a loan, the proceeds of which were used in the construction of a nitric acid plant, in the aggregate amount of $16.5 million requiring 84 equal monthly payments of principal plus interest, with interest at a fixed rate of 8.86% through maturity in 2002. This agreement is secured by the plant, equipment and machinery, and proprietary rights associated with the plant which has an approximate carrying value of $25.3 million at December 31, 2000.

        This agreement, as amended, contains covenants (i) requiring maintenance of an escalating tangible net worth, (ii) restricting distributions and dividends from a subsidiary of the Company to the Company to 50% of the subsidiary's annual net income, as defined, (iii) restricting a change of control of the Company and (iv) requiring maintenance of a debt to tangible net worth ratio. In October 2000, the lender waived compliance of financial covenants through December 31, 2001.

Maturities of long-term debt for each of the five years after December 31, 2000 are as follows: (in thousands) 2001--$37,092; 2002--$2,314; 2003--$388;
2004--$219; 2005--$10 and thereafter--$86,133.

8. INCOME TAXES

The provision (benefit) for income taxes consists of:

                                                 YEAR ENDED DECEMBER 31,
                                            2000          1999          1998
                                           -------       -------       -------
                                                     (In Thousands)
Current:
  Federal                                  $    --       $    --       $    35
  State                                        235            75             6
                                           -------       -------       -------
                                               235            75            41

Deferred:
  Federal                                       --        (5,297)          299
  State                                         --          (895)           52
                                           -------       -------       -------
                                                --        (6,192)          351
                                           -------       -------       -------
 Provision (benefit) for income taxes      $   235       $(6,117)      $   392
                                           =======       =======       =======

                                 ClimaChem, Inc.

8. INCOME TAXES (CONTINUED)

The approximate tax effects of each type of temporary difference and carry forward that are used in computing deferred tax assets and liabilities and the valuation allowance related to deferred tax assets at December 31, 2000 and 1999 are as follows:

                                                                 DECEMBER 31,
                                                              2000         1999
                                                             -------      -------
                                                                (In Thousands)
DEFERRED TAX LIABILITIES
Accelerated depreciation used for tax purposes               $ 9,964      $ 9,360
Inventory basis difference resulting from a business
  combination                                                  2,133        2,133
Other                                                            187           90
                                                             -------      -------
Total deferred tax liabilities                                12,284       11,583

DEFERRED TAX ASSETS
Accounts and accruals not deductible for tax purposes:
  Accrued liabilities                                          3,580        3,723
  Allowances for doubtful accounts and notes receivable        1,244        1,589
  Other                                                        1,220        1,792
Capitalization of certain costs as inventory for tax
  purposes                                                     1,275        1,064
Discount purchase of debt by related party treated as
  income for tax purposes                                      1,037           --
Net operating loss carry forward                               3,972        5,361
                                                             -------      -------
Total deferred tax assets                                     12,328       13,529
  Valuation allowance                                             44        1,946
                                                             -------      -------
Total deferred tax assets                                     12,284       11,583
                                                             =======      =======
Net deferred tax liabilities                                 $    --      $    --
                                                             =======      =======

                                 ClimaChem, Inc.

8. INCOME TAXES (CONTINUED)

The provision for income taxes differs from the amount computed by applying the federal statutory rate to "Income (loss) before provision for income taxes and extraordinary charge" due to the following:

                                                    YEAR ENDED DECEMBER 31,
                                               2000          1999           1998
                                              -------       -------       -------
                                                        (In Thousands)
Provision (benefit) for income taxes at
  federal statutory rate                      $ 1,604       $(8,855)      $  (762)
State income taxes                                235          (820)           38
Amortization of excess of purchase price
  over net assets acquired                        128           120           120
Foreign subsidiary loss                            --         1,375         1,016
Change in valuation allowance                  (1,902)        1,946            --
Other                                             170           117           (20)
                                              -------       -------       -------
Provision (benefit) for income taxes          $   235       $(6,117)      $   392
                                              =======       =======       =======

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

Pro forma information regarding net income is required by Statement 123, which also requires that the information be determined as if the Company has accounted for such employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated by LSB at the date of grant using a Black-Scholes option pricing model with the following weighted

                                 ClimaChem, Inc.

9. STOCKHOLDERS' EQUITY (CONTINUED)

date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999 and 1998, respectively: risk-free interest rates of 6.04% and 5.75%; a dividend yield of 0% and .5%; a volatility factor of the expected market price of LSB's common stock of .48 and .57; and a weighted average expected life of the option of 6.9 and 8 years. There were no stock options granted in 2000.

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

For purposes of pro forma disclosures, the estimated fair value of the qualified options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                       YEAR ENDED DECEMBER 31,
                                  2000           1999          1998
                                --------       --------       --------
                                            (In Thousands)
Pro forma net loss              $ (4,830)      $(26,007)      $ (3,208)

QUALIFIED STOCK OPTION PLAN

At December 31, 2000, there are 976,500 options outstanding under the Qualified Stock Option Plans related to employees of the Company and members of LSB management devoting time to the Company. These options become exercisable 20% after one year from date of grant, 40% after two years, 70% after three years, 100% after four years and lapse at the end of ten years. The exercise price of options to be granted under this plan is equal to the fair market value of LSB's common stock at the date of grant.

On April 22, 1998, the Company terminated 85,000 qualified stock options (the "terminated options"), previously granted and replaced the terminated options with newly granted options (the "replacement options"). The replacement options were granted at the fair market value of the Company's stock on April 22, 1998, have a life and vesting schedule based on the terminated options.

                                 ClimaChem, Inc.

9. STOCKHOLDERS' EQUITY (CONTINUED)

Activity in the Qualified Stock Option Plans related to Company employees and members of LSB management devoting time to the Company during each of the three years in the period ended December 31, 2000 is as follows:

                                           2000                         1999                      1998
                                  ----------------------     ------------------------    -----------------------
                                                WEIGHTED                     WEIGHTED                  WEIGHTED
                                                AVERAGE                      AVERAGE                    AVERAGE
                                                EXERCISE                     EXERCISE                   EXERCISE
                                   SHARES        PRICE         SHARES         PRICE        SHARES        PRICE
                                  ---------     ---------    ----------      --------    ----------    ---------
Outstanding at beginning of       1,037,050       $2.68         462,550       $4.39         519,550       $4.39
  year
Granted                                  --          --         579,500        1.29          85,000        4.19
Exercised                                --          --              --          --         (55,000)       1.13
Canceled, forfeited or expired      (60,550)       2.47          (5,000)       1.25         (87,000)       6.15
                                  ---------                   ---------                  ----------
Outstanding at end of year          976,500        2.70       1,037,050        2.68         462,550        4.39
                                  =========                   =========                  ==========

Exercisable at end of year          543,300        3.82         313,000       $4.02         248,750       $4.43
                                  =========                   =========                  ==========

Weighted average fair value
  of options granted during year                    N/A                        $ .71                      $2.22


Outstanding options to acquire 954,500 shares of stock at December 31, 2000 had exercise prices ranging from $1.25 to $4.88 per share (521,300 of which are exercisable at a weighted average price of $3.65 per share) and had a weighted average exercise price of $2.58 and remaining contractual life of 5.3 years. The balance of options outstanding at December 31, 2000 had exercise prices ranging from $5.36 to $9.00 per share (all of which are exercisable) and had a weighted average exercise price of $7.68 and remaining contractual life of 1.61 years.

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

In 2000, the LSB Board of Directors did not grant any options to employees. In 1999, the LSB Board of Directors granted 100,000 options to employees, 60,000 options to outside directors and 207,000 options to employee-directors of the Company at the price equivalent to LSB's stock price at the date of grant. The options vest over 48 months and

                                 ClimaChem, Inc.

9. STOCKHOLDERS' EQUITY (CONTINUED)

have contractual lives of either five or ten years. In 1998, the LSB Board of Directors granted employees of the Company 175,000 stock options, at the price equivalent to LSB's stock price at the date of grant. Options to two key employees for 100,000 shares have a nine-year vesting schedule while the remaining 75,000 vest over 48 months. These options expire ten years from the date of grant. During 1998, the Company granted 52,500 options under LSB's Outside Director Plan. The granted options vested over six months and expire ten years from the date of grant.

Activity in the Non-qualified Stock Option Plans related to Company employees and members of LSB management or directors devoting time to the Company during each of the three years in the period ended December 31, 2000 is as follows:

                                                2000                            1999                            1998
                                       --------------------------     --------------------------      --------------------------
                                                        WEIGHTED                        WEIGHTED                       WEIGHTED
                                                        AVERAGE                         AVERAGE                        AVERAGE
                                                        EXERCISE                        EXERCISE                       EXERCISE
                                        SHARES           PRICE          SHARES            PRICE          SHARES          PRICE
                                       ---------       -----------    ----------       -----------    ----------      ----------
Outstanding at beginning of year         661,500       $      2.48       343,750       $      3.80       116,250      $      3.03
Granted                                       --                         367,000              1.30       227,500             4.19
Surrendered, forfeited, or expired       (73,000)             2.44       (49,250)             2.88            --               --
                                         -------                         -------                         -------
Outstanding at end of year               588,500              2.49       661,500              2.55       343,750             3.80
                                         =======                         =======                         =======

Exercisable at end of year               230,500       $      2.70       100,000       $      3.49       118,750      $      3.05
                                         =======                         =======                         =======

Weighted average fair value
  of options granted during year                              N/A                      $       .69                    $      2.61

Outstanding options to acquire 347,000 shares of stock at December 31, 2000 had exercise prices ranging from $1.25 to $1.38 per share (117,400 of which are exercisable at a weighted average exercise price of $1.28 per share) and had a weighted average exercise price of $1.31 and remaining contractual life of 6.4 years. The balance of options outstanding at December 31, 2000 had exercise prices ranging from $4.13 to $4.19 per share (113,100 of which are exercisable at a weighted average price of $4.18) and had a weighted average exercise price of $2.49 and remaining contractual life of 7.3 years.

                                 ClimaChem, Inc.

10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases certain property, plant and equipment under operating lease agreements from related parties (Note 3) and others. Future annual minimum payments on operating leases with initial or remaining terms of one year or more at December 31, 2000 are as follows:

                RELATED
                PARTIES           OTHERS
                -------           -------
                      (In Thousands)
2001            $ 2,878           $10,376
2002              1,250            10,067
2003              1,200             9,406
2004                685            14,441
2005                628             3,450
After 2005        3,309            36,791
                -------           -------
                $ 9,950           $84,531
                =======           =======

Rent expense under all operating lease agreements, including month-to-month leases, was $12,306,000 in 2000, $9,880,000 in 1999 and $3,903,000 in 1998.
Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts.

NITRIC ACID PROJECT

The Company's wholly owned subsidiary, EDNC, operates a nitric acid plant (the "Baytown Plant") at Bayer's Baytown, Texas chemical facility in accordance with a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC converts ammonia supplied by Bayer in nitric acid based on a cost plus arrangement. Under the terms of the Bayer Agreement, EDNC is leasing the Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years. The schedule of future minimum payments on operating leases above includes $7,665,000 in 2001, $7,665,000 in 2002, $7,666,000 in 2003, $13,001,000 in 2004,
$2,250,000 in 2005, and $33,457,000 after 2005 related to lease payments on the EDNC Baytown Plant. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each;

                                 ClimaChem, Inc.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal.

PURCHASE COMMITMENTS

As of December 31, 2000, the Chemical Business has a long-term commitment to purchase anhydrous ammonia. The commitment requires the Company to take or pay for an average minimum volume of 3,000 tons of anhydrous ammonia during each month of 2001 and 2002. The Company's purchase price of anhydrous ammonia under this contract can be higher or lower than the current market spot price of anhydrous ammonia. The Company has also committed to purchase 100% of its anhydrous ammonia requirements in 2001 and 50% of its remaining quantities in excess of the take or pay volumes of its anhydrous ammonia requirements in 2002 from this third party at prices which approximate market. See Note 12 Inventory Write-down and Loss on Firm Sales and Purchase Commitment. The Company also enters into agreements with suppliers of raw materials which require the Company to provide finished goods in exchange therefore. The Company did not have a significant commitment to provide finished goods with its suppliers under these exchange agreements at December 31, 2000. At December 31, 2000, the Company has a standby letter of credit outstanding related to its Chemical Business of approximately $4.3 million.

In July 1995, the Company entered into a product supply agreement with a third party whereby the Company is required to make minimum monthly facility fee and other payments which aggregate $71,965. In return for this payment, the Company is entitled to certain quantities of compressed oxygen produced by the third party. Except in circumstances as defined by the agreement, the monthly payment is payable regardless of the quantity of compressed oxygen used by the Company. The term of this agreement, which has been included in the above minimum operating lease commitments, is for a term of 15 years; however, after the agreement has been in effect for 60 months, the Company can terminate the agreement without cause at a cost of approximately $4.5 million. Based on the Company's estimate of compressed oxygen demands of the plant, the cost of the oxygen under this agreement is expected to be favorable compared to floating market prices. Purchases under this agreement aggregated $933,000, $912,000 and $938,000 in 2000, 1999 and 1998, respectively.

                                 ClimaChem, Inc.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL MATTERS

The Company and its operations are subject to numerous Environmental Laws and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by the Company in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to the Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from the Company's facilities or the use of disposal of certain of its chemical products. Significant expenditures have been incurred by the Chemical Business at the El Dorado Facility in order to comply with the Environmental Laws and Health Laws. The Chemical Business will be required to make additional significant site or operational modifications at the El Dorado Facility, involving substantial expenditures.

The Chemical Business entered into consent administrative order with the Arkansas Department of Environmental Quality ("ADEQ") in August, 1998 (the "Wastewater Consent Order"). The Wastewater Consent Order recognized the presence of nitrate contamination in the shallow groundwater and required the Chemical Business to undertake on-site bioremediation. The bioremediation was not successful in achieving denitrification. The Chemical Business is preparing a report to the ADEQ regarding field testing of the shallow groundwater. Upon completion of the waste minimization activities referenced below, a final remedy for groundwater contamination will be selected, based on an evaluation of risk. There are no known users of groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation. The Wastewater Consent Order included a $183,700 penalty assessment, of which $125,000 will be satisfies over five years at expenditures of $25,000 per year for waste minimization activities. The Chemical Business has documented in excess of $25,000 on expenditures for each of the years 1998, 1999 and 2000.

        The Wastewater Consent Order Consent Order also required installation of an interim groundwater treatment system (which is now operating) and certain improvements in the wastewater collection and treatment system (discussed below). Twelve months after all improvements are in place, the risk will be reevaluated, and a

                                 ClimaChem, Inc.

final decision will be made on what additional groundwater remediation, if any, is required. There can be no

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

assurance that the risk assessment will be approved by the ADEQ, or that further work will not be required.

The Wastewater Consent Order also requires the Chemical Business to undertake a facility wide wastewater evaluation and pollutant source control program and facility wide wastewater minimization program. The program requires that the subsidiary complete rainwater drain off studies including engineering design plans for additional water treatment components to be submitted to the State of Arkansas, by the revised date of October 1, 2001. The construction of the additional water treatment components is required to be completed by the revised date of October 1, 2002 and the El Dorado plant has been mandated to be in compliance with the final effluent limits on or before the revised date of April, 2003. The aforementioned compliance deadlines, however, are not scheduled to commence until after the State of Arkansas has issued a renewal permit establishing new, more restrictive effluent limits. Alternative methods for meeting these requirements are continuing to be examined by the Chemical Business. The Company believes, although there can be no assurance, that any such new effluent limits would not have a material adverse effect on the Company. The Wastewater Consent Order provided that the State of Arkansas will make every effort to issue the renewal permit by December 1, 1999; however, the State of Arkansas has delayed issuance of the permit. Because the Wastewater Consent Order provides that the compliance deadlines may be extended for circumstances beyond the reasonable control of the Company, and because the State of Arkansas has not yet issued the renewal permit, the Company does not believe that failure to meet the aforementioned compliance deadlines will present a material adverse impact. The State of Arkansas has been advised that the Company is seeking financing from Arkansas authorities for the projects required to comply with the Wastewater Consent Order and the Company has requested that the permit be further delayed until financing arrangements can be made, which requests have been met to date. The wastewater program is currently expected to require future capital expenditures of approximately $2 to $3 million. Negotiations for securing financing are currently underway.

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

                                 ClimaChem, Inc.

position of the Company, but could have a material impact to the net income
(loss) of a particular quarter or year, if resolved unfavorably.

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER

LSB and, thus, the Company has retained certain risks associated with its operations, choosing to self-insure up to various specified amounts under its health insurance program and maintains loss sensitive (retrospective) policies on its automotive, workers compensation and general liability programs. LSB reviews such programs on at least an annual basis to balance the cost-benefit between its coverage and retained exposure. See the Services Agreement, Note 3.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following discussion of fair values is not indicative of the overall fair value of the Company's balance sheet since the provisions of the SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," do not apply to all assets, including intangibles. Fair values for fixed rate borrowings, other than the Notes, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding. The fair value of the Notes was determined based on a quotation for such securities. As of December 31, 2000 and 1999, carrying values of variable rate debt which aggregated $37.8 million and $25.2 million, respectively, approximated estimated fair value. As of December 31, 2000 and 1999, carrying values of fixed rate debt which aggregated $88.4 million and $117.0 million, respectively, had estimated fair values of approximately $36.6 million and $38.4 million, respectively.

At December 31, 2000 and 1999, the carrying value of the intercompany loans of $15.3 million exceeded the estimated fair value of such loans (assuming full realization) by approximately $2.8 million and $1.7 million, respectively.

As of December 31, 2000 and 1999, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their estimated fair value.

12. INVENTORY WRITE-DOWN AND LOSS ON FIRM SALES AND PURCHASE COMMITMENT

The Chemical Business had a firm uncancelable commitment to purchase anhydrous ammonia pursuant to the terms of a supply contract (Note 10 - Commitments and Contingencies, Purchase Commitments). Based on the pricing index contained in this

                                 ClimaChem, Inc.

contract, prices paid during 2000 and 1999, were higher than the current market spot price. As a result, in 2000 and 1999 a subsidiary of the Company recorded loss provisions for anhydrous ammonia required to be purchased during the remainder of the contract aggregating approximately $2.5 and $8.4 million, respectively. At December 31, 2000 and 1999, the accrued liability for future payments of the loss provision included in the Consolidated Balance Sheet was approximately $6.9 and $7.4 million, respectively ($3.5 and $1.8 million of which is included in accrued liabilities due within one year as of December 31, 2000 and 1999, respectively). During 1999, the Company's Chemical Business also wrote down the carrying value of certain nitrate-based inventories by approximately $1.6 million. Substantially all of the inventory written down was sold during 1999. Due to the pricing mechanism in the contract, it is reasonably possible that this loss provision estimate may change in the near term.

Also during November and December 2000, the Company entered into a forward sales commitment with a customer for deliveries in 2001 which ultimately were at prices below the Company's anticipated costs as of December 31, 2000. In connection therewith, the Company recognized a loss on this sales commitment in 2000 of $.9 million.

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

DESCRIPTION OF EACH REPORTABLE SEGMENT

        CHEMICAL

                                 ClimaChem, Inc.

        This segment manufactures and sells fertilizer grade ammonium nitrate and urea ammonia nitrate for the agriculture industry, explosive grade ammonium nitrate

13. SEGMENT INFORMATION (CONTINUED)

        for the mining industry and concentrated, blended and mixed nitric acid for industrial applications. The Company's primary manufacturing facilities are located in El Dorado, Arkansas, Baytown, Texas and Cherokee, Alabama. Sales to customers of this segment primarily include farmers in the South Central and Southeast regions of the United States, coal mining companies in Kentucky, Missouri and West Virginia and industrial users of acids in the South and East regions of the United States.

        The Chemical Business is subject to various federal, state and local environmental regulations. Although the Company has designed policies and procedures to help reduce or minimize the likelihood of significant chemical accidents and/or environmental contamination, there can be no assurances that the Company will not sustain a significant future operating loss related thereto.

        In 1999, the Chemical Business sold its Australian subsidiary and incurred a loss upon disposition of $2.0 million. (See Note 4 -- Business Disposed Of.)

        Further, the Company purchases substantial quantities of anhydrous ammonia and natural gas for use in manufacturing its products. The pricing volatility of such raw material directly affects the operating profitability of the Chemical segment. (See Note 12 -- Inventory Write-down and Loss on Firm Sales and Purchase Commitments.)

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

Credit, which is generally unsecured, is extended to customers based on an evaluation of the customer's financial condition and other factors. Credit losses are provided for in the

                                 ClimaChem, Inc.

financial statements based on historical experience and periodic assessment of outstanding account receivable, particularly those accounts which are past due. The

13. SEGMENT INFORMATION (CONTINUED)

Company's periodic assessment of accounts and credit loss provisions are based on the Company's best estimate of amounts which are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer bases, and their dispersion across many different industries and geographic areas. As of December 31, 2000 and 1999, the Company's accounts and notes receivable are shown net of allowance for doubtful accounts of $4,026,000 and $4,085,000, respectively.

Information about the Company's operations in different industry segments is detailed below.

                                 ClimaChem, Inc.

13. SEGMENT INFORMATION (CONTINUED)

                                                       YEAR ENDED DECEMBER 31,
                                                2000            1999            1998
                                              ---------       ---------       ---------
                                                           (In Thousands)
Net sales:
  Businesses continuing:
     Chemical:
       Agricultural Products                  $  40,671       $  33,398       $  37,203
       Explosives                                51,438          49,965          57,427
       Industrial Acids                          57,289          44,044          31,131
                                              ---------       ---------       ---------
  Total Chemical                                149,398         127,407         125,761

     Climate Control:
       Water source heat pumps                   54,242          51,292          55,046
       Hydronic fan coils                        61,111          57,133          58,239
       Other HVAC products and services          15,221           8,630           2,500
                                              ---------       ---------       ---------
  Total Climate Control                         130,574         117,055         115,785

  Business disposed of -- Chemical                   --           7,461          14,184
                                              ---------       ---------       ---------
                                              $ 279,972       $ 251,923       $ 255,730
                                              =========       =========       =========

Gross profit
  Businesses continuing:
    Chemical                                  $  14,974       $  13,458       $  18,590
    Climate Control                              32,503          34,909          32,234
                                              ---------       ---------       ---------
                                              $  47,477          48,367          50,824
                                              =========       =========       =========

Operating profit (loss):
  Businesses continuing:
    Chemical                                  $    (230)      $  (1,353)      $   5,877
    Climate Control                               6,291           8,628           9,723
                                              ---------       ---------       ---------
                                                  6,061           7,275          15,600
  Business disposed of -- Chemical                   --          (1,632)         (2,467)
                                              ---------       ---------       ---------
                                                  6,061           5,643          13,133

Unallocated fees from Services Agreement
  and general corporate expenses, net            (4,516)         (4,526)         (2,881)
Interest income                                   1,683           1,512           1,445
Other income, net                                   211             981              23
Interest expense:
  Business disposed of                               --            (326)           (434)
  Businesses continuing                         (13,882)        (14,260)        (13,463)
Loss on businesses disposed of                       --          (1,971)             --
Provision for loss on firm sales and
  purchase commitments -- Chemical               (3,395)         (8,439)             --
Provision for impairment on long-lived
  assets                                             --          (3,913)             --

                                 ClimaChem, Inc.

Loss before provision (benefit) for
 income taxes and extraordinary gain   $  (13,838)    $  (25,299)   $   (2,177)
                                       ==========     ==========    ==========

                                 ClimaChem, Inc.

13. SEGMENT INFORMATION (CONTINUED)

                                                           YEAR ENDED DECEMBER 31,
                                                      2000          1999          1998
                                                    --------      --------      --------
                                                               (In Thousands)
Depreciation of property, plant and equipment:
  Businesses continuing:
    Chemical                                        $  6,617      $  7,283      $  7,019
    Climate Control                                    1,677         1,547         1,553
  Business disposed of -- Chemical                        --            --           973
                                                    --------      --------      --------
Total depreciation of property, plant and
equipment                                           $  8,324      $  8,830      $  9,545
                                                    ========      ========      ========

Additions to property, plant and equipment:
  Businesses continuing:
    Chemical                                        $  3,997      $  3,670      $  5,221
    Climate Control                                    2,781         3,489         2,720
                                                    --------      --------      --------
Total additions to property, plant and
equipment                                           $  6,778      $  7,159      $  7,941
                                                    ========      ========      ========

Total assets:
  Businesses continuing:
    Chemical                                        $108,387      $102,185      $116,655
    Climate Control                                   61,865        61,781        40,498
    Corporate assets                                  18,915        20,112        22,653
  Business disposed of -- Chemical                        --            --        16,797
                                                    --------      --------      --------
Total assets                                        $189,167      $184,078      $196,603
                                                    ========      ========      ========

Revenues by industry segment include revenues from unaffiliated customers, as reported in the consolidated financial statements. Intersegment revenues, which are accounted for at transfer prices ranging from the cost of producing or acquiring the product or service to normal prices to unaffiliated customers, are not significant.

Gross profit by industry segment represents net sales less cost of sales. Operating profit by industry segment represents gross profit less selling, general and administrative expenses. In computing operating profit, none of the following items have been added or deducted: fees from Service Agreements, general corporate expenses, income taxes, interest expense, provision for loss on firm sales and purchase commitments, provision for impairment on long-lived assets, results from businesses disposed of or extraordinary gain.

                                 ClimaChem, Inc.

13. SEGMENT INFORMATION (CONTINUED)

Total assets by industry segment are those assets used in the operations of each industry. Corporate assets are those principally owned by the parent company not involved in the two identified industries.

Information about the Company's domestic and foreign operations for each of the three years in the period ended December 31, 2000 is detailed below:

             GEOGRAPHIC REGION                      2000            1999            1998
             -----------------                    ---------       ---------       ---------
                                                               (In Thousands)
Sales:
  Businesses continuing:
    Domestic                                      $ 274,427       $ 241,198       $ 239,257
    Foreign                                           5,545           3,264           2,289
                                                  ---------       ---------       ---------
                                                    279,972         244,462         241,546
  Foreign business disposed of -- Chemical               --           7,461          14,184
                                                  ---------       ---------       ---------
                                                  $ 279,972       $ 251,923       $ 255,730
                                                  =========       =========       =========

Income (loss) before provision (benefit) for
 income taxes and extraordinary gain:
    Businesses continuing:
      Domestic                                    $ (13,517)      $ (21,086)      $     964
      Foreign                                          (321)           (284)           (240)
                                                  ---------       ---------       ---------
                                                    (13,838)        (21,370)            724
  Foreign business disposed of -- Chemical               --          (1,958)         (2,901)
  Loss on disposal of foreign business --
    Chemical                                             --          (1,971)             --
                                                  ---------       ---------       ---------
                                                  $ (13,838)      $ (25,299)      $  (2,177)
                                                  =========       =========       =========

Long-lived assets:
    Domestic                                      $  72,825       $  75,667       $  77,724
    Foreign -- Business disposed of                      --              --           4,665
                                                  ---------       ---------       ---------
                                                  $  72,825       $  75,667       $  82,389
                                                  =========       =========       =========

                                 ClimaChem, Inc.

13. SEGMENT INFORMATION (CONTINUED)

Revenues by geographic region include revenues from unaffiliated customers, as reported in the consolidated financial statements. Revenues earned from sales or transfers between affiliates in different geographic regions are shown as revenues of the transferring region and are eliminated in consolidation.

Revenues from unaffiliated customers include foreign export sales as follows:

                                                     DECEMBER 31,
      GEOGRAPHIC REGION                    2000         1999         1998
      -----------------                   -------      -------      -------
                                                    (In Thousands)
Canada                                    $ 5,744      $ 5,954      $ 7,051
Middle East                                 3,695        4,431        5,055
Mexico and Central and South America          834        1,144          493
Other                                       3,609        4,240        5,077
                                          -------      -------      -------
                                          $13,883      $15,769      $17,676
                                          =======      =======      =======

MAJOR CUSTOMER

Revenues from sales to one customer, Bayer Corporation ("Bayer") of the Company's Chemical Business segment represented approximately $38.4 million and $17.2 million for the years ended 2000 and 1999, respectively (none in 1998). As discussed in Note 10 Commitments and Contingencies, under the terms of the Bayer Agreement, Bayer will purchase from a subsidiary of the Company all of its requirements for nitric acid to be used at its Baytown, Texas facility for an initial ten-year term ending May 2009.

14. LIQUIDITY AND MANAGEMENT'S PLAN

As of December 31, 2000, the Company had working capital of $.3 million ($17.2 million as of December 31, 1999). Working capital at December 31, 2000 includes $37.1 million of long-term debt due within one year of which $32.7 million relates to the Company's revolving credit facility which has a stated maturity of April 2005. For each of the three years in the period ended December 31, 2000, the Company generated cash from operating activities of $3.8 million, $1.7 million and $3.9 million, respectively.

As of December 31, 2000, LSB and certain of its subsidiaries, including the Company, were parties to a working capital line of credit evidenced by two separate loan agreements ("Agreements") with a lender. The term of the Agreements, as amended, was through December 31, 2000, and was automatically being renewed thereafter for successive terms

                                 ClimaChem, Inc.

of one month each. The Company's outstanding borrowings under the Agreements at December 31, 2000 was $32.7 million.

In April 2001, the Company replaced its existing Revolving Credit Facility ("Revolver") with a new lender. See Note 7 -- Long-Term Debt.

As of April 16, 2001 the Company had borrowing availability under the Foothill Facility of $4.5 million, with an effective interest rate of 10%. Borrowings under the Foothill Facility outstanding at April 16, 2001, were $41.5 million. The interest on the outstanding debt under the Foothill Facilities at April 16, 2001, at the rates then in effect would approximate $4.2 million annually.

For 2001, the Company has planned capital expenditures of approximately $5 million but such capital expenditures are dependent upon obtaining acceptable financing. The Company expects to delay these expenditures as necessary based on the availability of financing. The Company has obtained a fourteen (14) month extension of the compliance dates under its wastewater management project and in the implementation dates of such project. Because the Company has not completed its evaluation of engineering alternatives, the Company has not yet provided to the state of Arkansas its final design plans under the new extended deadlines. The consent order provides for an October 1, 2001 deadline for submission of final design plans and will be preceded by the agency's issuance of a revised permit. The revised permit will include the discharge limits that will apply to the wastewater treatment project. To date the state has deferred issuance of the revised permit. The Company continues to regularly advise the state of the projects engineering status and financing status. Construction of the wastewater treatment project is subject to the Company obtaining financing to fund this project. There are no

                                 ClimaChem, Inc.

assurances that the Company will be able to obtain the required financing. Failure to construct the wastewater treatment project could have a material adverse effect on the Company.

During 2000, the Company repurchased $25.2 million of the Senior Unsecured Notes and recognized a gain of approximately $17.4 million, before income taxes. These purchases will serve to reduce interest expense by approximately $1.9 million annually.

The Company has a letter of intent to sell its explosive business distribution outlets and a long-term supply agreement with a third party which the Company currently expects to close in May 2001. If these transactions are executed, they are expected to have the effect of providing working capital from the proceeds of the sale of approximately $3.5 million, reduce outstanding accounts receivable and inventory, as well as provide a more constant and predictable operating margin in the Company's explosives business.

In April 2001, a subsidiary of LSB, which is not a subsidiary of the Company entered into a contract with a third party to sell land adjacent to the Crystal City Plant for $4.5 million, before selling and closing expenses. The buyer has 65 days to complete due diligence. Should this transaction close, up to $2 million of the proceeds will be available to LSB and its subsidiaries which are not subsidiaries of the Company with the remainder to be applied against the Company's outstanding balance on the Foothill Facility revolver.

A subsidiary of the Company is negotiating to sell its option to acquire a building in which its heat pumps are built to a subsidiary of LSB that is not ClimaChem or a subsidiary of ClimaChem for $2.0 million, plus receipt of an unsecured promissory note in the amount of $1.6 million ("Note") to be held by the Company. In connection with this proposed sale, the lease and the option to purchase the building held by the subsidiary of the Company is to be extended from February 28, 2003 to November 11, 2007. The exercise price of the option to purchase will be based on the remaining outstanding balance of the mortgage on the building at the time the option is exercised plus $1,000, less the amount of the Note. The closing of this transaction is subject to certain conditions.

As previously stated, LSB, the parent of the Company, owes the Company approximately $15.3 million, of which $10.0 million bears an annual rate of interest of 10-3/4%, payable semiannually on June 1 and December 1, with the principal due in 2007 and $3.4 million bears interest at 7% with the principal and interest due in 2007. The net amount due from LSB also includes $2.0 million which is due on demand. The Company currently expects to collect the interest on these notes from LSB when due; however, no demand is expected to be made on the $2.0 million.

During 2001, the Company has experienced a significant increase in the sales prices of its nitrogen-based products compared to 2000, due primarily to reduced competition in the market including a reduction in foreign imports. The Company has also seen a reduction in its raw material costs of its Chemical Business from the later part of 2000 and early 2001, which are expected to result in improved margins in that business. The Company's Climate Control Business has continued to experience strong demand and steady increases in margins, contributing to a return to profitability for the Company in March 2001.

With these improved business economics, the completion of the Foothill Facility in April 2001, and the lack of other unforeseen adverse events, management of the Company expects to see significant improvements in operating results for the Company in 2001 from 2000 and believes the Company will have adequate resources to meet its obligations as they come due; however, this expectation may change in the near term.

                                 ClimaChem, Inc.

                          Supplementary Financial Data

                      Quarterly Financial Data (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                             THREE MONTHS ENDED
                                          MARCH 31        JUNE 30     SEPTEMBER 30    DECEMBER 31
                                          ---------       --------    ------------    -----------
2000
Total revenues                            $  67,438       $ 74,323       $ 66,383       $ 73,722
                                          =========       ========       ========       ========

Gross profit on net sales                 $  14,543       $ 14,305       $ 10,218       $  8,411
                                          =========       ========       ========       ========

Net loss before extraordinary gain        $    (295)      $ (2,827)      $ (3,252)      $ (7,699)
                                          =========       ========       ========       ========

Extraordinary gain before taxes                  --       $ 13,469       $  3,952             --
                                          =========       ========       ========       ========

1999
Total revenues                            $  60,190       $ 72,003       $ 61,037       $ 61,186
                                          =========       ========       ========       ========

Gross profit on net sales                 $  13,019       $ 13,616       $ 11,920       $  9,694
                                          =========       ========       ========       ========

Net loss                                  $  (1,151)      $ (7,441)      $ (2,753)      $ (7,837)
                                          =========       ========       ========       ========


The Company recorded provisions for losses on firm sales and purchase commitments of $1.5 million, $1.0 million and $.9 million in the first, second and fourth quarters of 2000, respectively and $7.5 million and $.9 million in the second quarter and third quarter of 1999, respectively.

The Company repurchased approximately $19.2 million and $6.0 million of Senior Unsecured Notes in the second and third quarter of 2000, respectively. Therefore the Company recognized pre-tax extraordinary a gain, of approximately $13.5 million and $3.9 million, respectively.

In the second quarter of 1999, the Company incurred a loss of $2.0 million on the disposal of its Australian subsidiary, TES.

The Company recorded a provision for impairment on long-lived assets of $3.9 million in the fourth quarter of 1999.

Total revenues, as reported above, includes interest income of $410,000, $443,000, $395,000 and $435,000 and $340,000, $387,000, $387,000 and $398,000
for the quarter ended March 31, June 30, September 30 and December 31, 2000 and 1999, respectively.

                                ClimaChem, Inc.

                Schedule II -- Valuation and Qualifying Accounts

                  Years ended December 31, 2000, 1999 and 1998

                             (Dollars in Thousands)



                                                     ADDITIONS      DEDUCTIONS
                                      BALANCE AT     CHARGED TO     WRITE-OFFS/     BALANCE
                                       BEGINNING     COSTS AND        COSTS         AT END
DESCRIPTION                             OF YEAR       EXPENSES       INCURRED       OF YEAR
                                      ----------     ----------     -----------     -------
Accounts receivable--allowance
  for doubtful accounts (1):
    2000                                $1,541         $1,960         $  504         $2,997
                                        ======         ======         ======         ======

    1999                                $1,802         $  828         $1,089         $1,541
                                        ======         ======         ======         ======

    1998                                $1,478         $  971         $  647         $1,802
                                        ======         ======         ======         ======

Notes receivable--allowance
  for doubtful accounts (1):
    2000                                $2,544            $--         $1,515         $1,029
                                        ======         ======         ======         ======

    1999                                $2,544            $--            $--         $2,544
                                        ======         ======         ======         ======

    1998                                $1,690         $  854            $--         $2,544
                                        ======         ======         ======         ======

Accrual for plant turnaround:
    2000                                $1,299         $1,922         $1,373         $1,848
                                        ======         ======         ======         ======

    1999                                $1,104         $1,420         $1,226         $1,298
                                        ======         ======         ======         ======

    1998                                $1,263         $2,264         $2,423         $1,104
                                        ======         ======         ======         ======


(1) Deducted in the balance sheet from the related assets to which the reserve applies.

---------------

                               INDEX TO EXHIBITS


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

        10.2. Management Agreement, dated November 21, 1997, between LSB Industries, Inc. and ClimaChem, Inc., which the Company hereby incorporates by reference from Exhibit 10.5 to the Company's Registration Statement, No. 333-44905.

        10.3. Tax Sharing Agreement, dated November 21, 1997, between LSB Industries, Inc. and ClimaChem, Inc., which the Company hereby incorporates by reference from Exhibit 10.6 to the Company's Registration Statement, No. 333-44905.

        10.4. Union Contracts, dated August 5, 1995, between EDC and the Oil, Chemical and Atomic Workers, and the United Steel Workers of America, dated November 1, 1995, which the Company hereby incorporates by reference from
Exhibit 10.7 to the Company's Form 10-K for the fiscal year ended December 31, 1995.

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

        10.15. Promissory Note, dated June 2, 1997, executed by International Environmental Corporation in favor of ORIX Credit Alliance, Inc., which the Company hereby incorporates by reference from Exhibit 10.30 to the Company's Registration Statement, No. 333-44905.

        10.16. Security Agreement-Mortgage on Goods and Chattels, dated April 18, 1997, executed by International Environmental Corporation in favor of ORIX Credit Alliance, Inc., which the Company hereby incorporates by reference from
Exhibit 10.31 to the Company's Registration Statement, No. 333-44905.

        10.17. Lease Agreement, dated March 7, 1988, between Northwest Financial Corporation and International Environmental Corporation, which the Company hereby incorporates by reference from Exhibit 10.32 to the Company's Registration Statement, No. 333-44905.

        10.18. First Amendment, dated August 17, 1995, to Lease Agreement, dated March 7, 1988, between Prime Financial Corporation and International Environmental Corporation, which the Company hereby incorporates by reference from Exhibit 10.33 to the Company's Registration Statement, No. 333-44905.

        10.19. Assignment, dated August 17, 1995, between Northwest Financial Corporation and Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 10.34 to the Company's Registration Statement, No. 333-44905.

        10.20. Loan and Security Agreement, dated March 14, 1995, between International Environmental Corporation and Met-Life Capital Corporation, which the Company hereby incorporates by reference from Exhibit 10.35 to the Company's Registration Statement, No. 333-44905.

        10.21. Lease Agreement, dated April 3, 1996, between Amplicon Financial and International Environmental Corporation, which the Company hereby incorporates by reference from Exhibit 10.36 to the Company's Registration Statement, No. 333-44905.

        10.22. Equipment Purchase and Security Agreement, dated February 1, 1994, between U.S. Amada Ltd. and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.37 to the Company's Registration Statement, No. 333-44905. Climate Master has entered into three other Equipment Purchase and Security Agreements which are substantially identical in all material respects except the principal amount is $380,000, $88,000, and $330,000, respectively. Copies of each of the foregoing will be provided to the Commission upon request.

        10.23. Loan and Security Agreement (DSN Plant), dated October 31, 1994, between DSN Corporation and The CIT Group, which the Company hereby incorporates by reference from Exhibit 10.1 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended September 30, 1994.

        10.24. Loan and Security Agreement (Mixed Acid Plant), dated April 5, 1995, between DSN Corporation and The CIT Group, which the Company hereby incorporates by reference from Exhibit 10.25 to LSB Industries, Inc.'s Form 10-K for the fiscal year ended December 31, 1994.

        10.25. First Amendment to Loan and Security Agreement (DSN Plant), dated June 1, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.13 to the Company's Registration Statement, No. 333-44905.

        10.26. First Amendment to Loan and Security Agreement (Mixed Acid Plant), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.15 to the Company's Registration Statement, No. 333-44905.

        10.27. Loan and Security Agreement (Rail Tank Cars), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.16 to the Company's Registration Statement, No. 333-44905.

        10.28. First Amendment to Loan and Security Agreement (Rail Tank Cars), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit
10.17 to the Company's Registration Statement, No. 333-44905.

        10.29. Letter Amendment, dated May 14, 1997, to Loan and Security Agreement between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.1 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended March 31, 1997.

        10.30. Amendment to Loan and Security Agreement, dated November 21, 1997, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.19 to the Company's Registration Statement, No. 333-44905.

        10.31. Anhydrous Ammonia Sales Agreement, dated May 28, 1997, to be effective January 1, 1997, between Koch Nitrogen Company and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.1 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

        10.32. Baytown Nitric Acid Project and Supply Agreement, dated June 27, 1997, by and among El Dorado Nitrogen Company, El Dorado Chemical Company and Bayer Corporation, which the Company hereby incorporates by reference from
Exhibit 10.2 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT S THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

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

        10.34. Service Agreement, dated June 27, 1997, between Bayer Corporation and El Dorado Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 10.3 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

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

        10.36. Participation Agreement, dated as of June 27, 1997, among El Dorado Nitrogen Company, Boatmen's Trust Company of Texas as Owner Trustee, Security Pacific Leasing corporation, as Owner Participant and a Construction Lender, Wilmington Trust Company, Bayerische Landesbank, New York Branch, as a Construction Lender and the Note Purchaser, and Bank of America National Trust and Savings Association, as Construction Loan Agent, which the Company hereby incorporates by reference from Exhibit 10.5 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #5551, DATED SEPTEMBER 25, 1997, GRANTING A REQUEST FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

        10.37. Lease Agreement, dated as of June 27, 1997, between Boatmen's Trust Company of Texas as Owner Trustee and El Dorado Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 10.6 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997.

        10.38. Security Agreement and Collateral Assignment of Construction Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company, which the Company hereby incorporates by reference from Exhibit 10.7 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997.

        10.39. Security Agreement and Collateral Assignment of Facility Documents, dated as of June 27, 1997, made by El Dorado Nitrogen Company and consented to by Bayer Corporation, which the Company hereby incorporates by reference from Exhibit 10.8 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997.

        10.40. Amendment to Loan and Security Agreement, dated March 16, 1998, between The CIT Group/Equipment Financing, Inc., and DSN Corporation, which the Company hereby incorporates by reference from Exhibit 10.54 to the Company's Registration Statement, No. 333-44905.

        10.41. Sales Contract, dated December 7, 1998, between Solutia, Inc. and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.39 to LSB Industries, Inc.'s Form 10-K for the fiscal year ended December 31, 1998. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

        10.42. Agreement, dated March 23, 1999, among El Dorado Chemical Company, El Dorado Nitrogen Company, Bayer Corporation, ICF Kaiser Engineers, Inc., ICF Kaiser International, Inc., and Acstar Insurance Company, which the Company hereby incorporates by reference from Exhibit 10.41 to LSB Industries, Inc.'s Form 10-K for the fiscal year ended December 31, 1998.

        10.43. Union Contract, dated as of August 1, 1998, between EDC and the International Association of Machinists and Aerospace Workers, which the Company hereby incorporates by reference from Exhibit 10.42 to LSB Industries, Inc.'s Form 10-K for the year ended December 31, 1998.

        10.44. Stock Purchase Agreement, dated February 9, 1999, by and between LSB Holdings, Inc. and ClimaChem, Inc., which the Company hereby incorporates by reference from Exhibit 10.59 to the Company's Form 10-K for the fiscal year ended December 31, 1998.

        10.45. Amendment to Anhydrous Ammonia Sales Agreement, dated January 4, 2000, to be effective October 1, 1999, between Koch Nitrogen Company and El Dorado Chemical Company, which is incorporated by reference from LSB Industries, Inc. Amendment No 2 to its 1999 Form 10-K. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF#9650, DATED JULY 2000, GRANTING A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

        10.46. Anhydrous Ammonia Sales Agreement, dated January, 12, 2000, to be effective October 1, 1999, between Koch Nitrogen and El Dorado Chemical Company, which is incorporated by reference from exhibit 10.44 to LSB Industries, Inc. Amendment No 2 to its 1999 Form 10-K. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF#9650, DATED JULY 2000, GRANTING A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT.

        10.47. Rail Car Service Agreement, dated July 29, 1999, between Prime Financial Corporation and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1999.

        10.48. Covenant waiver letter, dated October 19, 2000, with CIT Group, which is incorporated by reference from exhibit 10.1 to LSB Industries, Inc. Form 10-Q for the quarter ended September 30, 2000.

        10.49. Lease Agreement, dated October 31, 2000 between Cherokee Nitrogen Company and El Dorado Chemical Company.

        21.1. Subsidiaries of the Company

        23.1. Consent of Independent Auditors