Form 10-K405/A
period 2000-12-31
CLIMACHEM INC
filed 2001-04-30
CIK 1053518

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended December 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period          to
                                           ---------  ----------

                      Commission file number
                                            ------------

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

         Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the Registrant has had to file the reports), and (2) has been subject to the filing requirements for
the past 90 days.  YES  X  NO    .
                      -----  ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X   .
                             -------

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

Name                       Age    Office

Jack E. Golsen             72     Chairman of the Board, Chief Executive
                                  Officer and President
Barry H. Golsen            50     President
                                  of LSB's Climate Control
                                  Business and Vice Chairman of
                                  the Board
David R. Goss              60     Vice President and Director
Tony M. Shelby             59     Vice President/Chief Financial
                                  Officer and Director
Jim D. Jones               59     Vice President-Treasurer
David M. Shear             41     Secretary
James L. Wewers            55     Vice President
Raymond B. Ackerman        78     Director
Robert C. Brown, M.D.      70     Director
Bernard G. Ille            74     Director
Horace G. Rhodes           73     Director
Jerome D. Shaffer, M.D.    84     Director

         Jack E. Golsen, the founder of LSB, has served as Chairman of the Board, Chief Executive Officer and President of LSB since its inception in 1969. During 1996, Mr. Golsen was inducted into the Oklahoma Commerce and Industry Hall of Honor as one of Oklahoma's leading industrialists. Mr. Golsen has a degree from the University of New Mexico in biochemistry.

         Barry H. Golsen has served as the Vice Chairman of the Board of LSB since August 1994, and has served for more than five years as the President of LSB's Climate Control Business. Mr. Golsen has both his undergraduate and law degrees from the University of Oklahoma.

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

         Bernard G. Ille has served as a director of LSB since 1971. Mr. Ille served as President and Chief Executive Officer of First Life Assurance Company from May 1988, until it was acquired in March 1994. For more than five years prior to joining First Life, Mr. Ille served as President of United Founders Life Insurance Company. Mr. Ille is a director of Landmark Land Company, Inc., which was the parent company of First Life. Mr. Ille is also a director for Quail Creek Bank, N.A. Mr. Ille is currently a private investor. He is a graduate of the University of Oklahoma.

         Horace G. Rhodes has served as a director of LSB since 1996. Mr. Rhodes is the Chairman of the law firm of Kerr, Irvine, Rhodes & Ables and has served in such or similar capacity and has practiced law for a period in excess of five years. Since 1972, Mr. Rhodes has served as Executive Vice President and General

Counsel for the Association of Oklahoma Life Insurance Companies, and since 1982 has served as Executive Vice President and General Counsel for the Oklahoma Life and Health Insurance Guaranty Association. Mr. Rhodes received his undergraduate and law degrees from the University of Oklahoma.

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

                           Summary Compensation Table

                                                                   Long-term
                                                                    Compen-
                                                                    sation
                                                                    Awards
                                       Annual Compensation
                                                                   Securities
                                                                   Underlying
   Name and                               Salary         Bonus       Stock
   Position                      Year       ($)          ($)(3)     Options

Jack E. Golsen                  2000         --(1)          --            --
Chairman of                     1999         --(1)          --       132,500
the Board,                      1998         --(1)          --            --
President and
Chief Executive Officer

Barry H. Golsen                 2000    226,600(2)          --            --
Vice Chairman                   1999    226,600(2)     100,000        93,000
of the Board                    1998    226,600(2)          --            --
and President of
the Climate Control Business

James L. Wewers                 2000    200,850(2)          --            --
Vice President                  1999    200,850(2)          --        30,000
                                1998    200,850(2)          --            --

         (1) For each of 2000, 1999 and 1998, LSB paid to Jack E. Golsen a salary of $477,400. Although Jack E. Golsen performed substantial services for the Company during 2000, the Company did not reimburse LSB for any of Mr. Golsen's compensation due to provisions of the Services Agreement between LSB and the Company ("Services Agreement") which prohibit the Company from reimbursing LSB for costs and expenses associated with Mr. Golsen. Under the terms of the Management Agreement between LSB and the Company ("Management Agreement") the Company will, under certain conditions, reimburse LSB for the services of Mr. Golsen. The Company did not meet the earnings criteria under the Management Agreement in 1998 or 1999 to require the Company to make payments to LSB under the Management Agreement. See Item 13, "Certain Relationships and Related Transactions - Contractual Arrangements" for a discussion of the Services Agreement and the Management Agreement.

         (2) Prior to January 1, 2000, Barry H. Golsen and James L. Wewers were paid by LSB, and under the Services Agreement the Company reimbursed LSB for that portion of the compensation paid to Barry H. Golsen and James L. Wewers relating to the Company and its subsidiaries. Since all or substantially all of the services performed by Barry H. Golsen and James L. Wewers were related to the Company and/or its subsidiaries, the Company reimbursed LSB for all compensation paid to Barry H. Golsen and James L. Wewers during 1998 and 1999. For the year ended December 31, 2000, Barry H. Golsen and James L. Wewers were compensated directly by the Company. See Item 13 " Certain Relationships and Related Transactions - Contractual Arrangements" for a discussion of the Services Agreement.

         (3) Bonuses are for services rendered for the prior fiscal year. No bonuses were paid to the named executive officers for 1997, 1998 or 1999 performance, except for a compensation adjustment paid in 2000 to Barry H. Golsen due to the 1999 stand-alone profitability and performance of the Climate Control Businesses which report to him. No bonuses are expected to be paid to the named executive officers for 2000 performance.

         Directors' Compensation. Due to LSB and the Company holding joint Board of Director meetings and also due to the revised allocations of costs under the Services Agreement, approximately 75% of the directors' fees paid in 2000 to the members of the Board of Directors that are not employees of LSB or the Company and that are directors of both the Company and LSB were allocated to the Company. The Company believes that such allocation is fair and reasonable as a substantial portion of the businesses of LSB are owned by the Company. See Item 13 "Certain Relationships and Related Transactions - Contractual Arrangements" for a discussion of the Services Agreement.

         Option Grants in 2000. There were no individual grants of LSB stock options made to any of the executive officers named in the above Summary Compensation Table during the last fiscal year.

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

         Compensation Committee Interlocks and Insider Participation. LSB's Executive Salary Review Committee has the authority to set the compensation of all officers of the Company. This Committee generally considers and approves the recommendations of the President of LSB. The members of the Executive Salary Review Committee of LSB are the following non-management directors: Robert C. Brown, M.D., Jerome D. Shaffer, M.D., and Bernard G. Ille. During 2000, the Executive Salary Review Committee had two meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

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

Leases

         The Company's Climate Control manufacturing subsidiaries are leasing facilities and production equipment from an affiliate under various operating leases and a capital lease. Rental expense associated with the operating leases aggregated $2,539,000 for the year ended December 31, 2000. In December 1999, a subsidiary of the Climate Control Business entered into a capital lease with a subsidiary of LSB which is not a subsidiary of the Company. The lease agreement required an initial payment of $2 million for capital improvements required in the facility which was paid in 1999, and requires 112 monthly payments of $20,291 commencing on September 1, 2006.

         During July 1999, a subsidiary of the Company sold 26 railcars to a non-affiliated entity for approximately $1.1 million. Thereafter, the entity leased the railcars to a subsidiary of LSB, which is neither the Company nor a subsidiary of the Company. A subsidiary of the Company has entered into a services agreement with such LSB subsidiary pursuant to which such subsidiary is to provide railcar services to a subsidiary of the Company. Under the services agreement, the Company's subsidiary will pay a fee based on each railcar unit used by such subsidiary of $1,031 per month. The Company's subsidiary paid $322,000 in 2000 relating to the fee which is included in the rent expense associated with operating leases discussed above. Furthermore, the LSB subsidiary reimbursed the Company's subsidiary for maintenance fees relating to the railcars of $125,000 in 2000. The Company's subsidiary is not required to use any railcar equipment under the services agreement, and the services agreement may be terminated at anytime on 30 days written notice.

EDC Purchase

         In 1983, LSB Chemical Corp. ("LSBC"), a subsidiary of the Company, acquired all of the outstanding stock of EDC from its then four stockholders ("Ex-Stockholders"). A substantial portion of the purchase price consisted of an earnout based primarily on the annual after-tax earnings of EDC for a 10-year period. During 1989, two of the Ex-Stockholders received LSBC promissory notes for a portion of their earnout, in lieu of cash, totaling approximately $896,000, payable $496,000 in January, 1990, and $400,000 in May, 1994. LSBC
agreed to a buyout of the balance of the earnout from the four Ex-Stockholders for an aggregate purchase amount of $1,231,000. LSBC purchased for cash the earnout from two of the Ex-Stockholders and issued multi-year promissory notes totaling $676,000 to the other two Ex-Stockholders. Jack E. Golsen guaranteed LSBC's payment obligation under the promissory notes. These promissory notes have been assigned in their entirety from LSBC to the Company, and the guarantee by Jack E. Golsen remains in place. The unpaid balance of these notes at March 31, 2001, was $400,000.

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

         Charges for such services aggregated $1,952,000 for the year ended December 31, 2000. Management of the Company believes these charges from LSB reasonably approximate additional general and administrative costs, which would have been incurred if the Company had been an independent entity during such period. This amount does not include reimbursements for costs described in the next paragraph or amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

         The Services Agreement also provides that LSB will permit employees of the Company and its subsidiaries to continue to participate in the benefit plans and programs sponsored by LSB. The Company will pay to, or reimburse, LSB for the costs associated with participation by the employees of the Company in LSB's benefit plans and programs.

         In addition, the Services Agreement allows for purchases of other goods and services to the extent that the amount paid approximates fair value that would be paid to a third party. In 2000, subsidiaries of the Company purchased certain raw materials and finished goods from a subsidiary of LSB, not a subsidiary of the Company, for $9,306,000. In 2000, subsidiaries of the Company purchased certain raw materials with LSB's assistance and paid $947,000 to LSB in commissions on such purchases. In 2000, the Company also purchased $757,000 in industrial supplies from subsidiaries of LSB which are not subsidiaries of the Company.

         LSB has focused its efforts and resources on its core businesses, which represent those of the Company. LSB has also realigned its overhead to better match its focus on the Chemical and Climate Control Businesses of the Company. In connection with such restructuring, effective January 1, 2000, the Company began paying certain executive officers of both LSB and the Company and certain other employees of both LSB and the Company formerly paid by LSB, and reimbursed by the Company, as well as operating costs previously paid by LSB and reimbursed by the Company pursuant to the Services Agreement. In addition, the Company paid to Donald W. Munson, a director of LSB, approximately $37,000 for consulting services in connection with developing the Company's European business.

         Management Agreement

         On November 21, 1997, LSB and the Company entered into a management agreement (the "Management Agreement"), which provides that LSB will provide to the Company, managerial oversight and guidance concerning the broad policies, strategic decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB. Under the Management Agreement, the Company is to pay LSB a fee for such services which will not exceed $1.8 million annually. If management determines that it is probable that the Company will have to pay the annual management fee to LSB, then the fee will be accrued quarterly based upon the excess of actual earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the quarter minus $6,500,000, not to exceed $450,000. If at the end of the calendar year, EBITDA is less than $26 million, management fees paid to LSB during the year shall be refunded to the Company for the first three quarters of the year, not to exceed $1,350,000. The maximum management fee amount to be paid to LSB by the Company is adjusted annually commensurate with the percentage change, if any, in the Consumer Price Index during the preceding calendar year. For the year ended December 31, 2000, the Company was required to pay LSB $1.8 million under the Management Agreement inasmuch as EBITDA exceeded $26 million for the period. No payments were made to LSB under the Management Agreement in 1999 or 1998.

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

Directors' Compensation

         Due to LSB and the Company holding joint Board of Director meetings and also due to the revised allocations of costs under the Services Agreement in 2000, approximately 75% of the director's fees paid to the members of the Board of Directors that are not employees of LSB or the Company and that are directors of both the Company and LSB were allocated to the Company. The Company believes that this allocation is fair and reasonable as a substantial portion of the businesses of LSB are owned by the Company.

Affiliated Loans

         As of December 31, 2000 and 1999, the Company had advanced LSB $2 million pursuant to a provision in the bond indenture which allows the Company to make up to a $2 million investment in any other "person", as defined. The advance bears interest at 10-3/4% per annum payable on demand.

         The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At December 31, 2000, the Company had loans and advances due from LSB of approximately $13.4 million, $10.0 million of which was loaned to LSB from the proceeds of the sale of the Notes, as defined, and bears interest at 10-3/4%, maturing November 2007 and $3.4 million due from LSB and affiliates related to cash advances from the Company to LSB and affiliates prior to the sale of the Notes, as defined, from borrowings on the Company's credit facilities. This loan is due by its terms in November 2007 and bears interest at 7% per annum. At December 31, 2000 the Company had $1.1 million due from LSB and affiliates included in current assets related to advances as discussed previously, interest and refunds due associated with operations under the Services Agreement or refunds under the management or tax agreements. The Company earned interest income on net loans and advances due from LSB and affiliates aggregating approximately $1,531,000 for the year ended December 31, 2000.

Revolving Credit Facility

         The Company, and certain subsidiaries of the Company, are parties to a revolving credit facility. LSB guarantees all of the obligations of the Company's subsidiaries under such revolving credit facility.

Guaranty of Loans

         LSB has guaranteed lease payments due by the Company's subsidiaries in both the Climate Control and Chemical Businesses under certain lease purchase agreements and certain term debt instruments, the principal amount of which is approximately $1.5 million as of December 31, 2000.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company appear immediately following this Part IV:*

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

Quarterly Financial Data (Unaudited)                                 F-50

(a)(2) FINANCIAL STATEMENT SCHEDULE

        The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts                               F-51


* These financial statements are included in the original Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission on April 17, 2001.

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

          10.41. Sales Contract, dated December 7, 1998, between Solutia, Inc. and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.39 to LSB Industries, Inc.'s Form 10-K for the fiscal year ended December 31, 1998. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER # 8176, DATED JUNE 9, 1999, GRANTING A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

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

          10.49. Lease Agreement, dated October 31, 2000 between Cherokee Nitrogen Company and El Dorado Chemical Company.*

          10.50. Letter of Intent, dated December 22, 2000, between El Dorado Chemical Company and Orica USA, Inc., which the Company hereby incorporates by reference from Exhibit 10.56 to LSB Industries, Inc. Form 10-K for the year ended December 31, 2000. *

          10.51. Loan and Security Agreement, dated April 13, 2001 by and among LSB Industries, Inc., ClimaChem, Inc. and each of its Subsidiaries that are Signatories, the Lenders that are Signatories and Foothill Capital Corporation.**

     21.1. Subsidiaries of the Company *

     23.1. Consent of Independent Auditors *

* Included in the original Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on April 17, 2001.

** Filed herewith.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this Amendment No. 1 to the report on its behalf on this 27th day of April, 2001.

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

Dated:  April 27, 2001        By:   /s/ Jack E. Golsen
                                  Jack E. Golsen, Director

Dated:  April 27, 2001        By:   /s/ Tony M. Shelby
                                  Tony M. Shelby, Director

Dated:  April 27, 2001        By:   /s/ David R. Goss
                                  David R. Goss, Director

Dated:  April 27, 2001        By:   /s/ Barry H. Golsen
                                  Barry H. Golsen, Director

Dated:  April 27, 2001        By:   /s/ Robert C. Brown
                                  Robert C. Brown, Director

Dated:  April 27, 2001        By:   /s/ Bernard G. Ille
                                  Bernard G. Ille, Director

Dated:  April 27, 2001        By:   /s/ Jerome D. Shaffer
                                  Jerome D. Shaffer, Director

Dated:  April 27, 2001        By:   /s/ Raymond B. Ackerman
                                  Raymond B. Ackerman, Director

Dated:  April 27, 2001        By:   /s/ Horace G. Rhodes
                                  Horace G. Rhodes, Director

                                INDEX TO EXHIBITS

EXHIBIT
NO.            DESCRIPTION
---            -----------

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

10.41.         Sales Contract, dated December 7, 1998, between Solutia, Inc. and
               El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.39 to LSB Industries, Inc.'s Form
               10-K for the fiscal year ended December 31, 1998. CERTAIN
               INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE
               SUBJECT OF COMMISSION ORDER # 8176, DATED JUNE 9, 1999, GRANTING
               A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE
               SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF
               INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS
               AMENDED.

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

10.49.         Lease Agreement, dated October 31, 2000 between Cherokee Nitrogen
               Company and El Dorado Chemical Company.*

10.50.         Letter of Intent, dated December 22, 2000, between El Dorado
               Chemical Company and Orica USA, Inc., which the Company hereby incorporates by reference from Exhibit 10.56 to LSB Industries, Inc. Form 10-K for the year ended December 31, 2000. *

10.51.         Loan and Security Agreement, dated April 13, 2001 by and among
               LSB Industries, Inc., ClimaChem, Inc. and each of its
               Subsidiaries that are Signatories, the Lenders that are Signatories and Foothill Capital Corporation.**

21.1.          Subsidiaries of the Company *

23.1.          Consent of Independent Auditors *

* Included in the original Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on April 17, 2001.

** Filed herewith.