Form 10-Q
period 2001-03-31
CLIMACHEM INC
filed 2001-05-21
CIK 1053518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly period ended March 31, 2001
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to_________
Commission file number 333-44905
ClimaChem,Inc.
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

The accompanying condensed consolidated balance sheet of ClimaChem, Inc. at March 31, 2001, and the condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature except as it relates to the provision for loss on firm purchase commitments recognized in 2000 as discussed in Note 5, of Notes to Condensed Consolidated Financial Statements. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2000, was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, for an expanded discussion of the Company's financial disclosures and accounting policies.

CLIMACHEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2001 is unaudited)
(Dollars in thousands)

ASSETS	March 31, 2001	December 31, 2000

Current assets:

Cash	$ 2,677	$ 2,838

Trade accounts receivable, net	49,758	45,981

Inventories:
Finished goods	26,513	16,371
Work in process	3,736	2,962
Raw materials	7,026	9,687

Total inventory	37,275	29,020

Supplies and prepaid items	7,557	5,989

Due from LSB and affiliates, net	2,330	1,103

Total current assets	99,597	84,931

Property, plant and equipment, net	72,011	72,825

Notes and interest receivable from LSB and affiliates	14,183	14,166

Other assets, net	14,004	17,245

	$ 199,795	$ 189,167

(Continued on following page)

CLIMACHEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2001 is unaudited)
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2001	December 31, 2000

Current liabilities:

Accounts payable	$ 26,439	$ 25,865

Accrued liabilities	22,341	21,647

Current portion of long-term debt	50,639	37,092

Total current liabilities	99,419	84,604

Long-term debt	88,170	89,064

Accrued losses on firm purchase commitments and other noncurrent liabilities	6,336	6,116

Commitments and contingencies (Note 2)	-	-

Stockholders' equity:
Common stock, $.10 par value; 500,000 shares authorized, 10,000 shares issued	1	1
Capital in excess of par value	12,652	12,652
Accumulated Other Comprehensive Loss	(2,367)	-
Accumulated deficit	(4,416)	(3,270)

Total stockholders' equity	5,870	9,383

	$ 199,795	$ 189,167

(See accompanying notes)

CLIMACHEM, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2001 and 2000
(Dollars in thousands)

	2001	2000

Revenues:
Net sales	$ 84,437	$ 66,697
Other income, net	405	741

	84,842	67,438
Costs and expenses:
Cost of sales	71,340	52,154
Selling, general and administrative	11,180	10,914
Interest	3,498	3,690
Provision for loss on firm purchase commitments (Note 5)	-	975

	86,018	67,733

Loss before provision for income taxes and extraordinary gain	(1,176)	(295)

Provision for income taxes	-	-

Loss before extraordinary gain	(1,176)	(295)

Extraordinary gain, net of income taxes	30	-

Net loss	(1,146)	(295)

Accumulated deficit at beginning of period	(3,270)	(6,518)

Accumulated deficit at end of period	$ (4,416)	$ (6,813)

Total comprehensive loss:
Net loss	$ (1,146)	$ (295)
Cumulative effect of change in accounting for derivative financial instruments (Note 8)	(2,439)	-
Reclassification to operations	72	-

	$ (3,513)	$ (295)

(See accompanying notes)

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

	2001	2000

Cash flows from operating activities:
Net loss	$ (1,146)	$ (295)
Adjustments to reconcile net loss to cash flows provided by (used in) operations:
Extraordinary gain on extinguishment of debt	(30)	-
Gain on sale of property and equipment	(145)	-
Depreciation, depletion and amortization:
Property, plant and equipment	2,176	1,946
Other	293	224
Provision for possible losses on receivables	147	165
Realization of losses on firm sales and purchase commitments, net of provision	(1,673)	(396)
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	(3,924)	(2,741)
Inventories	(8,255)	(2,460)
Supplies and prepaid items	(1,568)	531
Accounts payable	574	2,153
Accrued liabilities	2,624	2,947
Due from LSB and affiliates	-	(58)

Net cash provided by (used in) operating activities	(10,927)	2,016

Cash flows from investing activities:
Capital expenditures	(1,378)	(2,236)
Proceeds from sale of property and equipment	161	-
Investments in and advances to LSB and affiliates	-	(626)
Decrease in other assets	542	942

Net cash used in investing activities	(675)	(1,920)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	-	2,303
Payments on long-term debt	(931)	(970)
Acquisition of 10 3/4% Senior Notes	(21)	-
Net change in due to/from LSB and affiliates	(1,244)	-
Net change in revolving debt	13,637	(1,461)

Net cash provided by (used in) financing activities	11,441	(128)

Net decrease in cash from all activities	(161)	(32)

Cash at beginning of period	2,838	2,673

Cash at end of period	$ 2,677	$ 2,641

(See accompanying notes)

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

Note 1: Basis of Presentation

 The Company, a wholly owned subsidiary, directly or indirectly of LSB Industries, Inc. ("LSB" or "Parent"), was organized under the laws of the State of Oklahoma in October 1997. The Company's Certificate of Incorporation authorizes the issuance of 500,000 shares of $.10 par value common stock. All of the issued and outstanding shares of common stock of the Company are directly or indirectly owned by LSB. The Company is a holding company which maintains operations through various wholly owned subsidiaries. The Company owns, through its subsidiaries, substantially all of the operations comprising the Chemical Business and Climate Control Business as previously owned by LSB.

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated in the accompanying financial statements.

Note 2: Contingencies

Legal Matters

 The Company and its operations are subject to numerous environmental laws("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by the Company in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to the Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from the Company's facilities or the use of disposal of certain of its chemical products. Significant expenditures have been incurred by the Chemical Business at the El Dorado Facility in order to comply with the Environmental Laws and Health Laws. The Chemical Business will be required to make additional significant site or operational modifications at the El Dorado Facility, involving substantial expenditures.

The Chemical Business entered into consent administrative order with the Arkansas Department of Environmental Quality ("ADEQ") in August, 1998 (the "Wastewater Consent Order"). The Wastewater Consent Order recognized the presence of nitrate

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

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
(Unaudited)
Three Months Ended March 31, 2001 and 2000

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

The Company has several contingencies, including these set forth above, that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants or possible claimants. Although management does not anticipate that these claims or possible claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome.

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

Charges for such services aggregate $38,000 and $109,000 for the three months ended March 31, 2001 and 2000, respectively. Management of the Company believes these charges from LSB reasonably approximate additional general and administrative costs which would have been incurred if the Company had been an independent entity during such periods. These amounts do not include reimbursements for costs described in the next paragraph or amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

The Services Agreement also provides that LSB will permit employees of the Company and its subsidiaries to continue to participate in the benefit plans and programs

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

sponsored by LSB. The Company will pay to, or reimburse, LSB for the costs associated with participation by the employees of the Company in LSB's benefit plans and programs.

In addition, the Services Agreement allows for purchases of other goods and services to the extent that the amount paid approximates fair value that would be paid to a third party. For the three months ended March 31, 2001 and 2000, subsidiaries of the Company purchased certain raw materials from a subsidiary of LSB, not a subsidiary of the Company, for $1,876,000 and $1,003,000, respectively. For the three months ended March 31, 2001 and 2000, subsidiaries of the Company purchased certain raw materials with LSB's assistance and paid $172,000 and $176,000, respectively to LSB in commissions on such purchases. For the three months ended March 31, 2001 and 2000, the Company also purchased $342,000 and $494,000 respectively in industrial supplies from subsidiaries of LSB which are not subsidiaries of the Company.

The Company's Climate Control manufacturing subsidiaries also lease facilities and production equipment from an affiliate under various operating leases and a capital lease. Rental expense associated with the operating leases aggregated $904,000 and $561,000 for the three months ended March 31, 2001 and 2000, respectively.

During July 1999, a subsidiary of the Company sold 26 railcars to a non-affiliated entity for approximately $1.1 million. Thereafter, the entity leased the railcars to a subsidiary of LSB, which is neither the Company nor a subsidiary of the Company. A subsidiary of the Company has entered into a services agreement with such LSB subsidiary pursuant to which such subsidiary is to provide railcar services to a subsidiary of the Company. Under the services agreement, the Company's subsidiary will pay a fee based on each railcar unit used by such subsidiary of $1,031 per month. The Company's subsidiary paid $80,000 for the three months ended March 31, 2001 and 2000, relating to the fee. Furthermore, the LSB subsidiary reimbursed the Company's subsidiary for maintenance fees relating to the railcars of $31,000 for the three months ended March 31, 2001 and 2000. The Company's subsidiary is not required to use any railcar equipment under the services agreement, and the services agreement may be terminated at any time on 30 days written notice.

As of March 31, 2001 and December 31, 2000, the Company had advanced LSB $2 million pursuant to a provision in the bond indenture which allows the Company to make up to a $2 million investment in any other "person," as defined. The advance bears interest at 10-3/4% per annum due on demand.

On November 21, 1997, LSB and the Company entered into a management agreement (the "Management Agreement"), which provides that LSB will provide to the Company, managerial oversight and guidance concerning the broad policies, strategic

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB. Under the Management Agreement, the Company is to pay LSB a fee for such services which will not exceed $1.8 million annually. For the three months ended March 31, 2000, the Company was required to pay LSB $450,000 under the Management Agreement inasmuch as EBITDA exceeded $6.5 million for the period (no amount was required for the three months ended March 31, 2001).

On November 21, 1997, the Company and LSB entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for (i) the allocation of payments of taxes for periods during which the Company and its subsidiaries and LSB are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. The Company did not pay LSB any amounts under the Tax Sharing Agreement for the three months ended March 31, 2001 and 2000.

Under the terms of an Indenture between the Company, the guarantors and the trustee relating to the Senior Notes, the Company is permitted to distribute or pay in the form of dividends and other distributions to LSB in connection with the Company's outstanding equity securities or loans, (a) advances or investments to any person (including LSB), up to 50% of the Company's consolidated net income for the period (taken as one accounting period), commencing on the first day of the first full fiscal quarter commencing after the Issue Date of the Senior Notes to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by the Company from the sale of its capital stock. This limitation will not prohibit (i) payment to LSB under the Services Agreement, Management Agreement and the Tax Sharing Agreement, or (ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration. The Company did not declare and pay to LSB a dividend during the three months ended March 31, 2001 and 2000.

 The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At March 31, 2001 and December 31, 2000, the Company had loans and advances due from LSB of approximately $13.4 million, $10.0 million of which was loaned to LSB from the proceeds of the sale of the Senior Notes and bears interest at 10-3/4%, maturing November 2007 and $3.4 million due from LSB and affiliates

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

related to cash advances from the Company to LSB and affiliates prior to the sale of the Senior Notes, from borrowings on the Company's credit facilities. This loan is due by its terms in November 2007 and bears interest at 7% per annum. At March 31, 2001 and December 31, 2000, the Company had $2.3 million and $1.1 million, respectively, due from LSB and affiliates included in current assets related to advances as discussed previously, interest and refunds due associated with operations under the Services Agreement or refunds under the management or tax agreements. The Company earned interest income on net loans and advances due from LSB and affiliates aggregating approximately $383,000 for the three months ended March 31, 2001 and 2000.

LSB and its subsidiaries (other than the Company and its subsidiaries), the "LSB Non-ClimaChem Entities"" are dependent upon their separate cash flows and the restricted funds which can be distributed by the Company under the above mentioned agreements. Management of LSB believes the LSB Non-ClimaChem Entities will have sufficient operating capital to meet its obligations as they come due (other than dividend obligation under its outstanding preferred stocks), including those to the Company. If LSB management is not successful in realizing certain excess and non-core assets, and if the Company is not able to transfer funds to LSB and its affiliates as permitted under the Indenture, the recoverability of the loans and advances to LSB may not be recoverable. As of March 31, 2001, the Company has not provided an allowance for doubtful accounts against these receivables, loans and advances since it is their present belief that LSB will be able to pay these amounts when they come due; however, it is reasonably possible that the evaluation relative to the amounts due from LSB and its subsidiaries could change in the near term.

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

Note 4: Segment Information

	Three Months Ended March 31,
	2001	2000

	(in thousands)
Sales:
Chemical (1)	$ 48,504	$ 35,067
Climate Control	35,933	31,630

	$ 84,437	$ 66,697

Gross profit (2):
Chemical	$ 3,693	$ 6,114
Climate Control	9,404	8,429

	$ 13,097	$ 14,543

Operating profit (3):
Chemical	$ 162	$ 2,617
Climate Control	2,357	2,208

	2,519	4,825
Unallocated fees from Services and Management Agreements, and general corporate expenses, net	(602)	(1,196)
Interest income	390	410
Other income, net	15	331
Interest expense	(3,498)	(3,690)
Provision for loss on firm purchase commitments - Chemical	-	(975)

Loss before provision for income taxes and extraordinary gain	$ (1,176)	$ (295)

(1) Chemical net sales for the three months ended March 31, 2001, included approximately $8.8 million associated with a subsidiary's operation of the Cherokee Plant that began on October 31, 2000.

(2) Gross profit by industry segment represents net sales less cost of sales.

(3) Operating profit (loss) by industry segment represents gross profit less operating expenses before adding or deducting fees from the Services Agreement and Management Agreement, general corporate expenses, other income and expense, interest expense, provision for losses on firm purchase commitments and income taxes and before extraordinary gain.

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

Note 5: Loss on Firm Purchase Commitment

 As of March 31, 2001, the Chemical Business has a long-term commitment to purchase anhydrous ammonia. Based on the pricing index contained in this contract, prices paid during three months ended March 31, 2000, were higher than the current market spot price. As a result, for the three months ended March 31, 2000, a subsidiary of the Company recorded loss provisions for anhydrous ammonia required to be purchased during the remainder of the contract aggregating approximately $1.0 million. At March 31, 2001 and December 31, 2000, the accrued liability for future payments of the loss provision included in the Condensed Consolidated Balance Sheet was approximately $6.0 and $6.9 million, respectively ($3.5 million of which is included in accrued liabilities due within one year as of March 31, 2001 and December 31, 2000).

Note 6: Long-term Debt

 In November 1997, the Company completed the sale of 10 3/4% Senior Notes due 2007, (the "Notes"). Interest on the Notes is payable semiannually in arrears on June 1 and December 1 of each year, and the principal is payable in the year 2007. The Notes are senior unsecured obligations of the Company and rank pari passu in right of payment to all existing senior unsecured indebtedness of the Company and its subsidiaries. The Notes are effectively subordinated to all existing and future senior secured indebtedness of the Company. The outstanding principal balance of the Notes is approximately $79.8 million at March 31, 2001.

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

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

Note 6: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
As of March 31, 2001
(Dollars in thousands)

	COMBINED GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED

ASSETS
Current assets:
Cash	$ 2,358	$ 143	$ 176		$ 2,677
Trade accounts receivable, net	42,330	7,351	77		49,758
Inventories	37,098	177	-		37,275
Supplies and prepaid items	6,376	32	1,149		7,557
Due from LSB and affiliates, net	-	-	2,330		2,330
Total current assets	88,162	7,703	3,732		99,597

Property, plant and equipment net	70,710	1,190	111		72,011
Notes and interest receivable from LSB and affiliates	-	-	14,183		14,183
Investment in and advances to affiliates	-	-	72,295	$ (72,295)	-
Receivable from Parent	-	4,745	-	(4,745)	-
Other assets, net	11,674	51	2,279		14,004

	$ 170,546	$ 13,689	$ 92,600	$ (77,040)	$ 199,795

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 21,326	$ 4,532	$ 581		$ 26,439
Accrued liabilities	17,521	1,533	3,287		22,341
Current deferred income taxes	550	-	-	$ (550)	-
Current portion of long-term debt	49,704	245	690		50,639

Total current liabilities	89,101	6,310	4,558	(550)	99,419

Long-term debt	6,815	1,550	79,805		88,170
Accrued losses on firm purchase commitments and other noncurrent liabilities	2,678	3,658	-		6,336
Deferred income taxes	405	-	-	(405)	-
Payable to Parent	17,936	-	-	(17,936)	-

Stockholders' equity
Common stock	64	1	1	(65)	1
Capital in excess of par value	79,217	-	12,652	(79,217)	12,652
Accumulated other comprehensive loss	-	(2,367)	-	-	(2,367)
Retained earnings (accumulated deficit)	(25,670)	4,537	(4,416)	21,133	(4,416)

Total stockholders' equity	53,611	2,171	8,237	(58,149)	5,870

	$ 170,546	$ 13,689	$ 92,600	$ (77,040)	$ 199,795

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

Note 6: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
As of December 31, 2000
(Dollars in thousands)

	COMBINED GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED

ASSETS
Current assets:
Cash	$ 2,782	$ 8	$ 48		$ 2,838
Trade accounts receivable, net	40,525	5,376	80		45,981
Inventories	28,706	314	-		29,020
Supplies and prepaid items	5,054	48	887		5,989
Due from LSB and affiliates, net	-	-	1,103		1,103

Total current assets	77,067	5,746	2,118		84,931

Property, plant and equipment net	71,521	1,221	83		72,825
Due from LSB and affiliates	-	-	14,166		14,166
Investment in and advances to affiliates	-	-	72,374	$(72,374)	-
Receivable from Parent	-	2,764	-	(2,764)	-
Other assets, net	12,206	2,491	2,548		17,245

	$160,794	$12,222	$91,289	$(75,138)	$189,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 23,039	$ 2,250	$ 576		$ 25,865
Accrued liabilities	18,079	2,160	1,408		21,647
Current deferred income taxes	550	-	-	$ (550)	-
Current portion of long-term debt	36,835	170	87		37,092

Total current liabilities	78,503	4,580	2,071	(550)	84,604

Long-term debt	7,679	1,550	79,835		89,064
Accrued losses on firm purchase commitments and other noncurrent liabilities	3,675	2,441	-		6,116
Deferred income taxes	405	-	-	(405)	-
Payable to Parent	15,648	-	-	(15,648)	-

Stockholders' equity:
Common stock	64	1	1	(65)	1
Capital in excess of par value	79,217	-	12,652	(79,217)	12,652
Retained earnings (accumulated deficit)	(24,397)	3,650	(3,270)	20,747	(3,270)

Total stockholders' equity	54,884	3,651	9,383	$(58,535)	9,383

	$160,794	$12,222	$91,289	$(75,138)	$189,167

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

Note 6: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2001
(Dollars in thousands)

	COMBINED GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED

Revenues:
Net sales	$ 73,356	$ 11,081	$ 2,444	$ (2,444)	$ 84,437
Other income, net	54	-	1,966	(1,615)	405

	73,410	11,081	4,410	(4,059)	84,842
Costs and expenses:
Cost of sales	61,069	10,081	2,066	(1,876)	71,340
Selling, general and administrative	10,682	87	979	(568)	11,180
Interest	2,932	26	2,155	(1,615)	3,498

	74,683	10,194	5,200	(4,059)	86,018

Income (loss) before provision for income tax and extraordinary gain	(1,273)	887	(790)	-	(1,176)

Extraordinary gain, net	-	-	30		30

Equity in earnings of subsidiaries	-	-	(386)	386	-

Provision for income taxes	-	-	-		-

Net income (loss)	$(1,273)	$ 887	$(1,146)	$ 386	$ (1,146)

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2001 and 2000

Note 6: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2000
(Dollars in thousands)

	COMBINED GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED

Revenues:
Net Sales	$ 58,472	$ 8,225	$ -	$ -	$ 66,697
Other income	381	43	2,647	(2,330)	741

	58,853	8,268	2,647	(2,330)	67,438
Costs and expenses:
Cost of sales	44,898	7,256			52,154
Selling, general and administrative	9,642	75	1,197		10,914
Interest	3,192		2,828	(2,330)	3,690
Provision for loss on firm purchase commitment	975				975

	58,707	7,331	4,025	(2,330)	67,733

Income (loss) before provision (benefit) for income tax	146	937	(1,378)		(295)

Equity in Earnings of Subsidiaries	-	-	704	(704)	-

Provision (benefit) for income taxes	51	328	(379)	-	-

Net income (loss)	$ 95	$ 609	$ (295)	$ (704)	$ (295)

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 3, 2001 and 2000

Note 6: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2001
(Dollars in thousands)

	GUARANTOR SUBSIDIARIES	NON GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED

Net cash flows provided by (used in) operating activities	$(11,648)	$ 60	$ 661		$(10,927)

Cash flows from investing activities:
Capital expenditures	(1,344)	-	(34)		(1,378)
Proceeds from sale of property and equipment	161	-	-		161
Decrease (increase) in other assets	379	-	163		542

Net cash provided by (used in) by investing activities	(804)	-	129		(675)

Cash flows from financing activities:
Payments on long-term debt	(931)	-	-		(931)
Acquisition of 10 3/4 % Senior Notes	-	-	(21)		(21)
Net change in due to/from LSB and affiliates	-	-	(1,244)		(1,244)
Net change in revolving debt	12,959	75	603		13,637

Net cash provided by (used in) financing activities	12,028	75	(662)		11,441

Net increase (decrease) in cash from all activities	(424)	135	128		(161)

Cash at the beginning of period	2,782	8	48		2,838

Cash at end of period	$ 2,358	$ 143	$ 176		$ 2,677

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 3, 2001 and 2000

Note 6: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2000
(Dollars in thousands)

	GUARANTOR SUBSIDIARIES	NON GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED

Net cash flows provided by (used in) operating activities	$ (1,138)	$ 1,261	$ 1,893	$ -	$ 2,016

Cash flows from investing activities
Capital expenditures	(1,946)	(289)	(1)		(2,236)
Investments in and advances to LSB and Affiliates	1,441	(642)	(1,425)		(626)
Decrease (increase) in other assets	1,180		(238)		942

Net cash provided by (used in) by investing activities	675	(931)	(1,664)		(1,920)

Cash flows from financing activities:	(970)				(970)
Payments on long-term debt
Proceeds from borrowings on long-term debt	2,303				2,303
Net change in revolving debt	(1,461)				(1,461)

Net cash provided by financing activities	(128)	-	-		(128)

Net increase (decrease) in cash from all activities	(591)	330	229		(32)

Cash at the beginning of period	816	703	1,154		2,673

Cash at end of period	$ 225	$ 1,033	$ 1,383	$ -	$ 2,641

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Month Ended March 31, 2001 and 2000

Note 8: Change in Accounting

 In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Company adopted this new Statement effective January 1, 2001. The Statement required the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify or are not designated as hedges must be adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

In 1997, the Company entered into an interest rate forward agreement to effectively fix the interest rate on a long-term lease commitment (not for trading purposes). In 1999, the Company executed the long-term lease agreement and terminated the forward at a net cost of $2.8 million. The Company historically accounted for this hedge under the deferral method (as an adjustment of the initial term lease rentals). At December 31, 2000, the remaining deferred loss included in other assets approximated $2.4 million. The deferred cost recognized in operations amounted to $72,000 for the three months ended March 31, 2000. Upon adoption of SFAS 133 on January 1, 2001, the deferred loss was reclassified into accumulated other comprehensive loss and will be amortized to operations over the term of the lease arrangement. The amount amortized to operations for the three months ended March 31, 2001 was $72,000. The Company also periodically enters into exchange-traded futures contracts for copper and aluminum (as such products are used in the Company's Climate Control Business), which contracts presently are accounted for on a mark to market basis.

Note 9: Liquidity and Management's Plan

 The Company owns or leases substantially all of LSB's Chemical and Climate Control Businesses or assets. The Company and its subsidiaries are dependent on credit agreements with lenders, Indenture with bondholders, and internally generated cash flow in order to fund their operations and pay their debts and obligations.

In April 2001, the Company and its subsidiaries entered into a new $50 million credit facility (the "Working Capital Revolver Loan"). The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventory and intangibles of the Company and its subsidiaries and certain assets of non-ClimaChem entities. LSB, each of the Company's subsidiaries and two LSB subsidiaries are guarantors of the indebtedness.

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Month Ended March 31, 2001 and 2000

For the remainder of 2001, the Company has planned capital expenditures of approximately $3.6 million but such capital expenditures are dependent upon obtaining acceptable financing. The Company expects to delay these expenditures as necessary based on the availability of financing.

The Chemical Business entered into a letter of intent with a third party to sell its explosives distribution outlets and enter into a long-term supply agreement, which the Company currently expects to close during the second quarter of 2001. If the letter of intent to sell the Chemical Business' explosive business distribution outlets and a long-term supply agreement closes, they are expected to have the effect of providing working capital from the proceeds of the sale of the assets, reduce outstanding accounts receivable and inventory, as well as provide a more constant and predictable operating margin in the Company's explosive business.

In April 2001, a subsidiary of LSB, which is not a subsidiary of the Company, entered into a contract with a third party to sell land adjacent to the Crystal City Plant. The buyer has 65 days to complete due diligence. Should this transaction close, a portion of the proceeds will be available to LSB and its subsidiaries which are not subsidiaries of the Company with the remainder to be applied against the Company's outstanding balance on the Working Capital Revolver Loan.

In May 2001, a subsidiary of the Company, Climate Master, Inc., sold to a non-ClimaChem subsidiary of LSB, Prime Financial Corporation ("Prime"), an option ("Option") to purchase the building in which Climate Master, Inc. builds its products ("Building") for $1.6 million. Prime thereafter exercised the Option and sold the Building to a third party for a net amount of approximately $1.6 million cash, plus the exercise price under the Option (which was used to pay the mortgage on the Building) and related costs, together with a non-recourse, unsecured promissory note ("Note"), in the principal amount of $1.6 million, from the purchaser of the Building. The parties do not anticipate payment of the principal amount of the Note, but the third party buyer agreed that, although Climate Master is not the holder of the Note, Climate Master may reduce the option price as discussed below for the amount of the Note.

As a result of the transaction, the Climate Master lease and option to buy the Building was extended from 2003 to 2016. The option price for Climate Master to purchase the Building, when exercised, is to be based on the amount of the mortgage on the Building outstanding at the time the option is exercised plus up to $200,000 less the amount of the Note.

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Month Ended March 31, 2001 and 2000

As previously stated, LSB, the parent of the Company, owes the Company approximately $16.5 million, of which $10.0 million bears an annual rate of interest of 10-3/4%, payable semiannually on June 1 and December 1, with the principal due in 2007 and $3.4 million bears interest at 7% with the principal and interest due in 2007. The net amount due from LSB also includes $2.0 million which is due on demand. The Company currently expects to collect the interest on these notes from LSB when due; however, no demand is expected to be made on the $2.0 million.

During 2001, the Company has experienced a significant increase in the sales prices of its nitrogen-based products compared to 2000, due primarily to reduced competition in the market including a reduction in foreign imports. The Company has also seen a reduction in its raw material costs of its Chemical Business from the later part of 2000 and early 2001, which are expected to result in improved margins in that business. The Company's Climate Control Business has continued to experience strong demand for its products.

With these improved business economics and the lack of other unforeseen adverse events, management of the Company believes the Company has adequate resources to meet its obligations as they come due; however, this expectation could change in the near term.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's March 31, 2001 Condensed Consolidated Financial Statements.

     Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statement".

OVERVIEW

GENERAL

      In October 1997, the Company was organized as a new wholly owned subsidiary of LSB Industries, Inc. ("LSB"). The Company owns or leases substantially all of LSB's Chemical and Climate Control Businesses or assets. See Note 1 of Notes to Condensed Consolidated Financial Statements. Information about the Company's operations in different industry segments for the three months ended March 31, 2001 and 2000 is detailed in Note 4 of Notes to Condensed Consolidated Financial Statements.

Chemical Business

     The Company's Chemical Business manufactures three principal product lines that are derived from anhydrous ammonia: (1) fertilizer grade ammonium nitrate and urea ammonia nitrate (UAN) for the agricultural industry, (2) explosive grade ammonium nitrate for the mining industry and (3) concentrated, blended and regular nitric acid and sulfuric acid for industrial applications.

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

    Net Sales in the Chemical Business were $48.5 million for the three months ended March 31, 2001 and $35.1 million for the three months ended March 31, 2000. The gross profit (excluding the provision for loss on firm purchase commitments) decreased to $3.7 million (or 7.6% of net sales) in 2001 from $6.1 million (or 17.4% of net sales) in 2000.

    As of March 31, 2001, the Chemical Business had commitments to purchase 69,000 tons of anhydrous ammonia under a take or pay contract at an average minimum volume of 3,000 tons per month during 2001 and 2002. In addition, under the contract the Chemical Business is committed to purchase 100% of its anhydrous ammonia requirements in 2001 and 50% of its remaining quantities in excess of the take or pay volumes of its anhydrous ammonia requirements through 2002 from this third party at prices which approximate market prices. Based on the pricing index contained in this contract, prices paid during the three months ended March 31, 2000 were higher than the current market spot price. As a result, for the three months ended March 31, 2000, the Company recorded loss provisions for anhydrous ammonia required to be purchased during the remainder of the contract aggregating approximately $1.0 million. At March 31, 2001 and December 31, 2000, the accrued liability for future payments of the loss provision included in the Condensed Consolidated Balance Sheet was approximately $6.0 and $6.9 million, respectively ($3.5 million of which is included in accrued liabilities due within one year as of March 31, 2001 and December 31, 2000).

     The Chemical Business entered into a letter of intent with a third party to sell its explosives distribution outlets and enter into a long-term supply agreement, which the Company currently expects to close during the second quarter of 2001. Under the terms of the letter of intent, the Chemical Business would sell its wholesale and retail explosive distribution business (excluding accounts receivable) and enter into an ammonium nitrate tolling agreement with the third party. The buyer has prepaid to the Chemical Business $2 million. If the transaction does not close, the $2 million prepayment may be applied towards the purchase of ammonium nitrate products by the third party from the Chemical Business. However if the transaction does not close, the third party may require the Company to return the prepayment. If these transactions are executed, they are expected to have the effect of providing additional working capital from the proceeds of the sale of asset, reduce outstanding accounts receivable and inventory balances and provide a more constant and predictable operating margin on explosives sales in the Chemical Business. See "Special Note Regarding Forward-Looking Statements".

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

     Sales in the Climate Control Business have increased from $31.6 million for the three months ended March 31, 2000 to $35.9 million in the three months ended March 31, 2001 and the gross profit has increased from $8.4 million in 2000 to $9.4 million in 2001.

 RESULTS OF OPERATIONS

Three months ended March 31, 2001 vs. Three months ended March 31, 2000.

      Revenues

      Total revenues for the three months ended March 31, 2001 and 2000 were $84.8 million and $67.4 million, respectively (an increase of $17.7 million relating to sales and a decrease of $.3 million in other income).

     Net Sales

      Consolidated net sales included in total revenues for the three months ended March 31, 2001 were $84.4 million, compared to $66.7 million for 2000, an increase of $17.7 million. This increase in sales resulted from: (i) increased sales relating to the Chemical Business of $13.4 million from increased sales volumes of agricultural and industrial acid products due in part to the operation of the Cherokee Plant beginning in the fourth quarter of 2000 and increased customer demand and improved sales prices of certain agricultural and explosive products and (ii) increased sales of $4.3 million in the Climate Control Business due primarily from an increase in customer demand and improved sales prices relating to heat pump products and the increase in sales of new products and services introduced in the second and third quarters of 2000. This increase in sales was partially offset by a decrease in foreign sales in the Climate Control Business.

     Gross Profit

      Gross profit as a percentage of sales was 15.5% for the three months ended March 31, 2001, compared to 21.8% for the 2000 period. The decrease in the gross profit percentage was due primarily to: (i) increased raw material costs (primarily in December 2000 through February 2001) relating to certain agricultural, explosive and industrial acid products and decreased sales volume of certain agricultural products with higher margins relating to the Chemical Business and (ii) the variation in product sales mix due in part to the increase in sales of new products and services with lower profit margins relating to the Climate Control Business.

     Selling, General and Administrative Expenses

      Selling, general and administrative ("SG&A") expenses as a percent of net sales were 13.2% in the three-month period ended March 31, 2001, compared to 16.4%

for 2000. This decrease is primarily the result of higher sales without a comparable increase in expenses.

     Interest Expense

      Interest expense for the Company was $3.5 and $3.7 million during the three months ended March 31, 2001 and 2000, respectively. The interest expense decreased primarily from the reduced debt outstanding resulting from the repurchase of the Senior Unsecured Notes in 2000 offset in part by the increase in borrowings from the revolving credit facility.

     Provision for Losses

      The Company had a provision for loss on firm purchase commitments $1 million for the three months ended March 31, 2000. See discussion in Note 5 to Condensed Consolidated Financial Statements.

     Loss Before Provision for Taxes and Extraordinary Gain

      The Company had a loss before provision for income taxes and extraordinary gain of $1.2 million in the three-month period ended March 31, 2001 compared to $.3 million in the three months ended March 31, 2000. The increase in loss of $.9 million was primarily due to the decreased gross profit of the Chemical Business as discussed above. This decrease was partially offset by the loss provision on firm purchase commitments incurred in 2000 and the increased gross profit of the Climate Control Business as discussed above.

     Provision for Income Taxes

      As a result of the Company's net operating loss carry-forward for income tax purposes, no provision or benefit for income taxes associated with operations was recognized for the three months ended March 31, 2001 and 2000.

     Extraordinary Gain

      During the first quarter of 2001, the Company repurchased approximately $53,000 of the Senior Unsecured Notes and recognized a gain of approximately $30,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations

      Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow, borrowings under its revolving credit facilities, and secured equipment financing.

     Net cash used in operating activities for the three months ended March 31, 2001 was $10.9 million, after adjustment for depreciation and amortization of $2.5 million, realization of losses on firm sales and purchase commitments of $1.7 million, and the following changes in assets and liabilities: (i) accounts receivable increase of $3.2 million; (ii) inventory increase of $8.3 million; (iii) increase in supplies and prepaid items of $1.6 million; and (iv) increase in accounts payable and accrued liabilities of $3.2 million. The increase in receivables is primarily due to the increase and timing of sales products and services in the Climate Control Business and explosive products in the Chemical Business. The increase in inventories relates primarily to the increase of agricultural products due to the anticipated demands relating to the spring fertilizing season. The increase in supplies and prepaid items includes the increase in supply of precious metals used in the Chemical Business. The increase in accounts payable is primarily due to resumed production at the nitric acid plant in Baytown, Texas. The increase in accrued liabilities is due primarily to the accrued interest on the Senior Unsecured Notes and the prepayment received on the possible sale of the Company's explosives distribution outlets. This increase was partially offset by a decrease in the amount of customer deposits outstanding in the Chemical Business.

Cash Flow From Investing And Financing Activities

      Cash used in investing activities for the three months ended March 31, 2001 included $1.4 million in capital expenditures and $.5 million decrease in other assets.

     Net cash provided by financing activities included payments on long-term debt and Senior Unsecured Note acquisitions of $1 million, net increase in the amounts due from LSB and affiliates of $1.2 million and net increase in revolving debt of $13.6 million primarily to fund increases in accounts receivable and inventory.

Source of Funds

    The Company owns or leases substantially all of LSB's Chemical and Climate Control Businesses or assets. The Company and its subsidiaries are dependent on credit agreements with lenders, Indenture with bondholders, and internally generated cash flow in order to fund their operations and pay their debts and obligations.

    In April 2001, the Company and its subsidiaries entered into a new $50 million credit facility ("Working Capital Revolver Loan"). The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventory of the Company and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or the LIBOR rate plus 4.5%. Interest is due monthly. The Working Capital Revolver Loan provides for up to $8.5 million of letters of credit. The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventory and intangibles of the

Company and its subsidiaries and certain assets of non-ClimaChem entities. LSB, each of the Company's subsidiaries and two LSB subsidiaries are guarantors of the indebtedness. The Working Capital Revolver Loan requires the Company to meet certain financial covenants on a monthly, quarterly and/or annual basis. The Working Capital Revolver Loan requires the borrowers to have varying minimum amounts of availability under the revolver, which amounts generally increase prior to interest payment due dates of the Senior Notes discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $3.8 million, on each interest payment date, after making the interest payment due pursuant to the Company's 10 3/4% Senior Unsecured Notes. The Working Capital Revolver Loan also contains covenants that, among other things, limit the borrowers ability to: (i) incur additional indebtedness, (ii) incur liens, (iii) make restricted payments or loans to affiliates who are not borrowers, or (iv) engage in mergers, consolidations or other forms of recapitalization, (v) dispose of assets, and (vi) repurchase the Company's 10 3/4% Senior Unsecured Notes.

    As of April 30, 2001, the Company had borrowing availability under the Working Capital Revolver Loan of $3.1 million prior to the interest reserve of $840,000, with an effective interest rate of 9.5%. Borrowings under the Working Capital Revolver Loan outstanding at April 30, 2001, were $42.8 million. The interest on the outstanding debt under the Working Capital Revolver Loan at April 30, 2001, at the rates then in effect would approximate $4.1 million annually.

     As of March 31, 2001, the Company has outstanding $79.8 million in Senior Unsecured Notes ("Notes"), which require that a semi-annual interest payment of $4.3 million be paid on June 1, 2001. As of the date of this report, the Company does not believe the interest payment will be made on June 1, 2001. If the Company does not pay the June 1, 2001 interest payment on June 1, it has thirty (30) days to cure such before it becomes an event of default under the terms of the Indenture. Under an event of default, among other things, the holders of the Notes may declare the debt immediately due and payable. An event of default under the Indenture to the Notes could result in a default of the Working Capital Revolver Loan and certain other indebtedness of the Company and its subsidiaries. The Company currently anticipates achieving satisfactory resolution of this matter.

 LSB and the Company have retained the services of independent financial advisors to provide assistance to them in considering alternatives for de-leveraging their balance sheets.

     For the remainder of 2001, the Company has planned capital expenditures of approximately $3.6 million but such capital expenditures are dependent upon obtaining acceptable financing. The Company expects to delay these expenditures as necessary based on the availability of financing.

     If the letter of intent to sell the Chemical Business' explosive business distribution outlets and a long-term supply agreement closes, they are expected to have the effect of providing working capital from the proceeds of the sale of the assets, reduce outstanding accounts receivable and inventory, as well as provide a more constant and predictable operating margin in the Company's explosive business.

    In April 2001, a subsidiary of LSB, which is not a subsidiary of the Company, entered into a contract with a third party to sell land adjacent to the Crystal City Plant. The buyer has 65 days to complete due diligence. Should this transaction close, a portion of the proceeds will be available to LSB and its subsidiaries which are not subsidiaries of the Company with the remainder to be applied against the Company's outstanding balance on the Working Capital Revolver Loan.

     In May 2001, a subsidiary of the Company, Climate Master, Inc., sold to a non-ClimaChem subsidiary of LSB, Prime Financial Corporation ("Prime"), an option ("Option") to purchase the building in which Climate Master, Inc. builds its products ("Building") for $1.6 million. Prime thereafter exercised the Option and sold the Building to a third party for a net amount of approximately $1.6 million cash, plus the exercise price under the Option (which was used to pay the mortgage on the Building) and related costs, together with a non-recourse, unsecured promissory note ("Note"), in the principal amount of $1.6 million, from the purchaser of the Building. The parties do not anticipate payment of the principal amount of the Note, but the third party buyer agreed that, although Climate Master is not the holder of the Note, Climate Master may reduce the option price as discussed below for the amount of the Note.

     As a result of the transaction, the Climate Master lease and option to buy the Building was extended from 2003 to 2016. The option price for Climate Master to purchase the Building, when exercised, is to be based on the amount of the mortgage on the Building outstanding at the time the option is exercised plus up to$200,000 less the amount of the Note.

      As previously stated, LSB, the parent of the Company, owes the Company approximately $16.5 million, of which $10.0 million bears an annual rate of interest of 10-3/4%, payable semiannually on June 1 and December 1, with the principal due in 2007 and $3.4 million bears interest at 7% with the principal and interest due in 2007. The net amount due from LSB also includes $2.0 million which is due on demand. The Company currently expects to collect the interest on these notes from LSB when due; however, no demand is expected to be made on the $2.0 million.

    During 2001, the Company has experienced a significant increase in the sales prices of its nitrogen-based products compared to 2000, due primarily to reduced competition in the market including a reduction in foreign imports. The Company has also seen a reduction in its raw material costs of its Chemical Business from the later part of 2000 and early 2001, which are expected to result in improved margins in that business. The Company's Climate Control Business has continued to experience strong demand for its products.

     With these improved business economics and the lack of other unforeseen adverse events, management of the Company believes the Company has adequate resources to meet its obligations as they come due; however, this expectation could change in the near term.

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

     Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, for an expanded analysis of expected maturities of long-term debt and its weighted average interest rates and discussion related to raw material price risk.

     As of March 31, 2001, the Company's variable rate and fixed rate debt, which aggregated $138.8 million, exceeded the debt's fair market value by approximately $49.5 million ($51.8 million at December 31, 2000). The fair value of the Company's Senior Notes was determined based on a market quotation for such securities.

Raw Material Price Risk

      The Company has a remaining commitment at March 31, 2001 to purchase 69,000 tons of anhydrous ammonia under a contract. The Company's purchase price can be higher or lower than the current market spot price. As of March 31, 2001, an accrual for losses during the remainder of the purchase period of $6.0 million was recorded in the accompanying Condensed Consolidated Balance Sheet. See Note 5 of Notes to Condensed Consolidated Financial Statements.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward Looking Statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward Looking Statements. Forward Looking Statements contained herein relate to, among other things,
*  ability to improve operations and become profitable from operations on an annualized basis,
*  establishing a position as a market leader,
*    the amount of the loss provision for anhydrous ammonia required to be purchased or that the cost to produce Chemical Business products will improve,
*  the market for certain of the Climate Control Business products will continue to grow,
*   losses arising from the mechanical failure and interruption of production will be fully paid by insurance,
*   amount to be spent relating to compliance with federal, state and local Environmental laws at the El Dorado Facility,
* improving liquidity and profits through liquidation of assets or realignment of assets or some other method,
* anticipated financial performance,
* ability to comply with the Company's general working capital and debt service requirements,
*  ability to be able to continue to borrow under the Company's revolving line of credit,
*  adequate cash flows to meet its presently anticipated capital requirements,
*  the ability to obtain necessary materials for the manufacturing of products,
*  fertilizer and related chemical products sold to the agricultural industry are the only seasonal products,
*  the sale of the Company's explosive business distribution outlets and related long-term supply agreement will close,
*  contingencies will not result in substantial adverse impact in the Company's liquidity,
*  ability to obtain anhydrous ammonia from other sources in the event of a termination of its existing contract,
*  management expects to see significant improvements in operating results from the Company in 2001 and believes that the Company has adequate resources to meet its obligations as they come due, and

*  ability to make required capital improvement. While the Company believes the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to,
*  decline in general economic conditions, both domestic and foreign,
*  material reduction in revenues,
*  material increase in interest rates,
*  inability to collect in a timely manner a material amount of receivables,
*  increased competitive pressures,
*  changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending,
*  additional releases (particularly air emissions into the environment),
*  material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company,
*  the requirement to use internally generated funds for purposes not presently anticipated,
*  ability to become profitable from operations, or if unable to become profitable from operations, the inability to secure additional liquidity in the form of additional equity or debt,
*  the effect of additional production capacity of anhydrous ammonia in the western hemisphere,
*  the cost for the purchase of anhydrous ammonia and natural gas, changes in competition,
*  the loss of any significant customer,
*  changes in operating strategy or development plans,
*  inability to fund the working capital and expansion of the Company's businesses,
*  inability to obtain necessary raw materials,
*  Bayer's inability or refusal to purchase all of the Company's production at the Baytown nitric acid plant,
*  insurance does not cover all of the Company's losses due to mechanical failure and interruption,
*  sale of the Chemical Business explosive distribution centers does not close by a certain date, and in such event, the buyer does not believe that the Chemical Business can deliver product to it, and
*  other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report. Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward Looking Statements contained herein to reflect future events or developments.

Independent Accountants' Review Report

Board of Directors
ClimaChem, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of ClimaChem, Inc. and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of ClimaChem, Inc. and subsidiaries as  December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 16, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP
/s/ Ernst & Young LLP
Oklahoma City, Oklahoma
May 17, 2001

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 2000, which Item 3 is incorporated by reference herein.

 Item 2. Changes in Securities

     Loan and Security Agreement, dated April 13, 2001 by and among LSB Industries, Inc., ClimaChem, Inc. and each of its subsidiaries that are Signatories, the Lenders that are Signatories and Foothill Capital Corporation, which is incorporated by reference from exhibit 10.51 to ClimaChem, Inc.'s Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2000.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(A)	Exhibits

The Company has included the following exhibits in this report:

	10.1	Covenant waiver letter, dated May 17, 2001, with CIT Group, which is incorporated by reference from exhibit 10.1 to LSB Industries, Inc.("LSB") Form 10-Q for the quarter ended March 31, 2001.
	10.2	Form of Assignment, dated May 8, 2001, between Climate Master, Inc., and Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to LSB Industries, Inc. Form 10-Q for the quarter ended March 31, 2001.
	10.3	Form of Option Agreement, dated May 8, 2001, between Raptor Master, L.L.C. and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.5 to LSB Industries, Inc. Form 10-Q for the quarter ended March 31, 2001.
	10.4	Form of Amended and Restated Lease Agreement, dated May 8, 2001, between Raptor Master, L.L.C. and Climate Master, Inc. which the Company hereby incorporates by reference from Exhibit 10.4 to LSB Industries, Inc. Form 10-Q for the quarter ended March 31, 2001.

	15.1	Letter Re: Unaudited Financial Information

(B)	Reports of Form 8-K
The Company filed the following report on Form 8-K during the quarter ended March 31, 2001.

36

a) Form 8-K/A was filed January 17, 2001 which report included financial information in connection with the lease of the Cherokee facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 21st day of May, 2001.

CLIMACHEM, INC.

By: /s Tony M. Shelby Tony M. Shelby Vice President - Chief Financial Officer (Principal Financial Officer)

By: /s/ Jim D. Jones Jim D. Jones Vice President - Treasurer (Principal Accounting Officer)