Form 10-Q
period 2001-06-30
CLIMACHEM INC
filed 2001-08-20
CIK 1053518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to_____________

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

The accompanying condensed consolidated balance sheet of ClimaChem, Inc. at June 30, 2001, and the condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature except for the gain on termination of the former firm purchase commitments in the second quarter of 2001, the loss provision recognized in the second quarter of 2000 on the firm raw material purchase commitments and the extraordinary gain recognized in the second quarter of 2000 on the extinguishment of certain Senior Unsecured Notes as discussed in Note 5 and Note 6 of Notes to Condensed Consolidated Financial Statements, which are in the opinion of management necessary for a fair presentation of the interim periods. The results of operations for the six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2000, was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, for an expanded discussion of the Company's financial disclosures and accounting policies.

CLIMACHEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2001 is unaudited)
(Dollars in thousands)

ASSETS                                             June 30,           December 31,
                                                       2001                2000

Current assets:
Cash	$ 2,942	$ 2,838
Trade accounts receivable, net	52,132	45,981
Inventories:
Finished goods	19,535	16,371
Work in process	3,536	2,962
Raw materials	7,783	9,687
Total inventory	30,854	29,020
Supplies and prepaid items:
Precious metals	2,776	1,621
Other	4,391	4,368
	7,167	5,989
Due from LSB and affiliates, net	-	1,103
Total current assets	93,095	84,931
Property, plant and equipment, net	71,934	72,825
Notes and interest receivable from LSB and affiliates	14,827	14,166
Other assets, net	15,492	17,245
	$ 195,348	$ 189,167

(Continued on following page)

CLIMACHEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at June 30, 2001 is unaudited)
(Dollars in thousands)

                                                 June 30,           December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY              2001                 2000

Current liabilities:
Accounts payable	$ 23,371	$ 25,865
Accrued liabilities	17,983	18,182
Accrued losses on firm purchase commitments	-	3,465
Due to LSB and affiliates, net	301	-
Current portion of long-term debt	51,472	37,092
Total current liabilities	93,127	84,604
Long-term debt	87,511	89,064
Other non-current liabilities:
Accrued losses on firm purchase commitments	-	3,450
Other	4,815	2,666
Deferred income taxes	1,045	-
	5,860	6,116
Commitments and contingencies (Note 2)	-	-
Stockholders' equity:
Common stock, $.10 par value; 500,000 shares authorized, 10,000 shares issued	1	1
Capital in excess of par value	12,652	12,652
Accumulated Other Comprehensive Loss	(2,295)	-
Accumulated deficit	(1,508)	(3,270)
Total Stockholders' equity	8,850	9,383
	$195,348	$189,167

(See accompanying notes)

CLIMACHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Six Months Ended June 30, 2001 and 2000
(Dollars in thousands)

                                                          2001             2000

Revenues:
Net sales	$ 180,714	$ 140,577
Other income, net	780	55
	181,494	140,632
Costs and expenses:
Cost of sales	149,959	111,729
Selling, general and administrative	23,893	21,938
Interest	6,993	7,307
Provision for loss (benefit from gain) on firm purchase commitments (Note 5)	(2,338)	2,485
	178,507	143,459
Income (loss) before provision for income taxes and extraordinary gain	2,987	(2,827)
Provision for income taxes	1,255	-
Income (loss) before extraordinary gain	1,732	(2,827)
Extraordinary gain, net of income taxes of $900 in 2000 (Note 6)	30	12,569
Net income	1,762	9,742
Accumulated deficit at beginning of period	(3,270)	(6,518)
Retained earnings (accumulated deficit) at end of period	$ (1,508)	$ 3,224
Total comprehensive income (loss):
Net income	$ 1,762	$ 9,742
Cumulative effect of change in accounting for derivative financial instruments (Note 7)	(2,439)	-
Reclassification to operations	144	-
	$ (533)	$ 9,742

(See accompanying notes)

CLIMACHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended June 30, 2001 and 2000
(Dollars in thousands)

                                                    2001                     2000 #9;

Revenues:
Net sales	$ 96,277	$ 73,880
Other income, net	375	-
	96,652	73,880
Costs and expenses:
Cost of sales	78,619	59,575
Selling, general and administrative	12,713	11,024
Interest	3,495	3,616
Provision for loss (benefit from gain) on firm purchase commitments (Note 5)	(2,338)	1,510
Other expense, net	-	687
	92,489	76,412
Income (loss) before provision for income taxes and extraordinary gain	4,163	(2,532)
Provision for income taxes	1,255	-
Income (loss) before extraordinary gain	2,908	(2,532)
Extraordinary gain, net of income taxes of $900 (Note 6)	-	12,569
Net income	2,908	10,037
Accumulated deficit at beginning of period	(4,416)	(6,813)
Retained earnings (accumulated deficit) at end of period	$ (1,508)	$ 3,224
Total comprehensive income:
Net income	$ 2,908	$ 10,037
Derivative financial instruments - reclassification to operations (Note 7)	72	-
	$ 2,980	$ 10,037

(See accompanying notes)

CLIMACHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

                                                          2001           2000

Cash flows from operating activities:
Net income	$ 1,762	$ 9,742
Adjustments to reconcile net income to cash flows provided by (used in) operations:
Extraordinary gain on extinguishment of debt	(30)	(13,469)
Gain on sale of property and equipment	(136)	-
Depreciation, depletion and amortization:
Property, plant and equipment	4,138	3,809
Other	669	586
Provision for possible losses on receivables	23	139
Provision for (realization of) losses on firm sales and purchase commitments, net	(7,825)	964
Deferred income tax provision	1,045	-
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	(6,174)	(3,617)
Inventories	(1,834)	(1,013)
Supplies and prepaid items	(1,336)	(1,043)
Accounts payable	(2,494)	4,705
Accrued liabilities	2,935	507
Due from LSB and affiliates	-	(180)
Net cash provided by (used in) operating activities	(9,257)	1,130
Cash flows from investing activities:
Capital expenditures	(3,240)	(3,635)
Proceeds from sale of property and equipment	171	-
Decrease (increase) in other assets	(1,288)	991
Net cash used in investing activities	(4,357)	(2,644)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	950	2,442
Payments on long-term debt	(2,008)	(2,153)
Acquisition of 10 3/4% Senior Notes	(21)	-
Net change in due to/from LSB and affiliates	897	-
Net change in revolving debt	13,900	1,953
Net cash provided by financing activities	13,718	2,242
Net increase in cash from all activities	104	728
Cash at beginning of period	2,838	2,673
Cash at end of period	$ 2,942	$ 3,401

(See accompanying notes)

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

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

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated in the accompanying financial statements. Certain reclassifications have been made to the prior year Condensed Consolidated Financial Statements to conform to the current year presentation.

Note 2: Contingencies

Legal Matters

The Company and its operations are subject to numerous environmental laws("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by the Company in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to the Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from the Company's facilities or the use of disposal of certain of its chemical products. Significant expenditures have been incurred by the Chemical Business at the El Dorado Facility in order to comply with the Environmental Laws and Health Laws. The Chemical Business could be required to make additional significant site or operational modifications at the El Dorado Facility, involving substantial expenditures.

The Chemical Business entered into consent administrative order with the Arkansas Department of Environmental Quality ("ADEQ") in August, 1998 (the "Wastewater Consent Order"). The Wastewater Consent Order recognized the presence of nitrate contamination in the shallow groundwater and required the Chemical Business to undertake on-site bioremediation. The bioremediation was not successful in achieving denitrification. The Chemical Business prepared a report to the ADEQ regarding field testing of the shallow groundwater with a plan for quarterly sampling of the monitor wells for the remainder for 2001. Upon completion of the waste minimization activities referenced below, a final remedy for groundwater contamination will be selected, based on an evaluation of risk. There are no known users of groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation. The Wastewater Consent Order included a $183,700 penalty assessment, of which $125,000 is being satisfied over five years at expenditures of $25,000 per year for waste minimization activities.

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

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

The Wastewater Consent Order also requires the Chemical Business to undertake a facility wide wastewater evaluation and pollutant source control program and facility wide wastewater minimization program. The program requires that the subsidiary complete rainwater drain off studies including engineering design plans for additional water treatment components to be submitted to the State of Arkansas, by the revised date of October 1, 2001. The construction of the additional water treatment components is required to be completed by the revised date of October 1, 2002 and the El Dorado plant has been mandated to be in compliance with the final effluent limits on or before the revised date of April, 2003. The aforementioned compliance deadlines, however, are not scheduled to commence until after the State of Arkansas has issued a renewal permit establishing new, more restrictive effluent limits. Alternative methods for meeting these requirements are continuing to be examined by the Chemical Business. The Company believes, although there can be no assurance, that any such new effluent limits would not have a material adverse effect on the Company. The Wastewater Consent Order provided that the State of Arkansas was to make every effort to issue the renewal permit by December 1, 1999; however, as of the date of this report, the State of Arkansas has delayed issuance of the permit. Because the Wastewater Consent Order provides that the compliance deadlines may be extended for circumstances beyond the reasonable control of the Company, and because the State of Arkansas has not yet issued the renewal permit, the Company does not believe that failure to meet the aforementioned compliance deadlines will present a material adverse impact; however, should the state of Arkansas prohibit the Company from continuing operations at its El Dorado Facility for any of the above discussed matters, it would have a material adverse effect upon the financial position and operating results of the Company and may result in the recognition for impairment on certain long-lived assets.

The State of Arkansas has been advised that the Company is seeking financing from Arkansas authorities for the projects required to comply with the Wastewater Consent Order and the Company has requested that the permit be further delayed until financing arrangements can be made, which requests have been met to date. The wastewater program is currently expected to require future capital expenditures of approximately $2 to $3 million. Discussions for securing financing are currently underway.

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

The Company has several contingencies, including those set forth above, that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants or possible claimants. Although management does not anticipate that these claims or possible claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome.

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

Charges for such services aggregate $76,000 and $218,000 for the six months ended June 30, 2001 and 2000, respectively. Management of the Company believes these charges from LSB reasonably approximate additional general and administrative costs which would have been incurred if the Company had been an independent entity during such periods. These amounts do not include reimbursements for costs described in the next paragraph or amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

The Services Agreement also provides that LSB will permit employees of the Company and its subsidiaries to continue to participate in the benefit plans and programs sponsored by LSB. The Company will pay to, or reimburse, LSB for the costs associated with participation by the employees of the Company in LSB's benefit plans and programs.

In addition, the Services Agreement allows for purchases of other goods and services to the extent that the amount paid approximates fair value that would be paid to a third party. For the six months ended June 30, 2001 and 2000, subsidiaries of the Company purchased certain raw materials from a subsidiary of LSB, not a subsidiary of the Company, for $3,395,000 and $2,696,000, respectively. For the six months ended June 30, 2001 and 2000, subsidiaries of the Company purchased certain raw materials with LSB's assistance and paid $433,000 and $326,000, respectively to LSB in commissions on such purchases. For the six months ended June 30, 2001 and 2000, the Company also purchased $371,000 and $591,000 respectively in industrial supplies from subsidiaries of LSB which are not subsidiaries of the Company.

The Company's Climate Control manufacturing subsidiaries also lease facilities and production equipment from an affiliate under various operating leases and a capital lease. Rental expense associated with the operating leases aggregated $1,754,000 and $843,000 for the six months ended June 30, 2001 and 2000, respectively.

During July 1999, a subsidiary of the Company sold 26 railcars to a non-affiliated entity for approximately $1.1 million. Thereafter, the entity leased the railcars to a subsidiary of LSB, which is neither the Company nor a subsidiary of the Company. A subsidiary of the Company has entered into a services agreement with such LSB subsidiary pursuant to which such subsidiary is to provide railcar services to a subsidiary of the Company. Under the services agreement, the Company's subsidiary will pay a fee based on each railcar unit used by such subsidiary of $1,031 per month. The Company's subsidiary paid $161,000 for the six months ended June 30, 2001 and 2000, relating to the fee. Furthermore, the LSB subsidiary reimbursed the Company's subsidiary for maintenance fees relating to the railcars of $62,000 for the six months ended June 30, 2001 and 2000. The Company's subsidiary is not required to use any railcar equipment under the services agreement, and the services agreement may be terminated at any time on 30 days written notice.

In May 2001, a subsidiary of the Company, Climate Master, Inc., ("Climate Master") sold to a non-ClimaChem subsidiary of LSB, Prime Financial Corporation ("Prime"), an option ("Option") to purchase the building in which Climate Master builds its products ("Building") for $1.6 million. Prime thereafter exercised the Option and sold the Building to a third party for a net amount of approximately $1.6 million cash, plus the exercise price under the Option (which was used to pay the mortgage on the Building) and related costs, together with a non-recourse, unsecured promissory note ("Note"), in the principal amount of $1.6 million, from the purchaser of the Building. The parties do not anticipate payment of the principal amount of the Note, but the third party buyer agreed that, although Climate Master is not the holder of the Note, Climate Master may reduce the option price as discussed below by the amount of the Note.

As a result of the transaction, the Climate Master lease and option to buy the Building was extended from 2003 to 2016. The option price for Climate Master to purchase the Building, if exercised, is to be based on the amount of the mortgage on the Building outstanding at the time the option is exercised plus up to $200,000 less the amount of the Note.

As of June 30, 2001, the Company had advanced LSB $1.8 million ($2 million as of December 31, 2000) pursuant to a provision in the bond indenture which allows the Company to make up to a $2 million investment in any other "person," as defined. The advance bears interest at 10-3/4% per annum due on demand.

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

On November 21, 1997, LSB and the Company entered into a management agreement (the "Management Agreement"), which provides that LSB will provide to the Company, managerial oversight and guidance concerning the broad policies, strategic decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB. Under the Management Agreement, it is possible that the Company could pay up to $1.8 million of management fees to LSB (if the Company has earnings before interest, income taxes, depreciation and amortization ("EBITDA") in excess of $26 million for the year). For the six months ended June 30, 2001 and 2000, the Company was required to pay LSB $.9 million under the Management Agreement inasmuch as EBITDA exceeded $13 million, respectively.

On November 21, 1997, the Company and LSB entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for (i) the allocation of payments of taxes for periods during which the Company and its subsidiaries and LSB are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. The Company was required to pay LSB under the Tax Sharing Agreement, approximately $.1 million for the six months ended June 30, 2001 ($.8 million was required for the six months ended June 30, 2000).

Under the terms of an Indenture between the Company, the guarantors and the trustee relating to the Senior Notes, the Company is permitted to distribute or pay in the form of dividends and other distributions to LSB in connection with the Company's outstanding equity securities or loans, (a) advances or investments to any person (including LSB), up to 50% of the Company's consolidated net income for the period (taken as one accounting period), commencing on the first day of the first full fiscal quarter commencing after the Issue Date of the Senior Notes to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by the Company from the sale of its capital stock. This limitation will not prohibit (i) payment to LSB under the Services Agreement, Management Agreement and the Tax Sharing Agreement, or (ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration. The Company did not declare and pay to LSB a dividend during the six months ended June 30, 2001 and 2000.

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At June 30, 2001 and December 31, 2000, the Company had loans and advances due from LSB of approximately $13.4 million, $10.0 million of which was loaned to LSB from the proceeds of the sale of the Senior Notes and bears interest at 10-3/4%, maturing November 2007 and $3.4 million due from LSB and affiliates related to cash advances from the Company to LSB and affiliates prior to the sale of the Senior Notes. This loan is due by its terms in November 2007 and bears interest at 7% per annum. At June 30, 2001, the Company had $.3 million due to LSB and affiliates included in current liabilities related to amounts due under the management and tax agreements net of advances as discussed previously, interest and refunds due associated with operations under the Services Agreement (approximately $1.1 million was due from LSB and affiliates included in current assets at December 31, 2000). The Company earned interest income on net loans and advances due from LSB and affiliates aggregating approximately $751,000 for the six months ended June 30, 2001 and 2000.

LSB and its subsidiaries (other than the Company and its subsidiaries), the "LSB Non-ClimaChem Entities"" are dependent upon their separate cash flows and the restricted funds which can be distributed by the Company under the above mentioned agreements. Management of LSB believes the LSB Non-ClimaChem Entities will have sufficient operating capital to meet its obligations as they come due (other than dividend obligation under its outstanding preferred stocks), including those to the Company. If LSB management is not successful in realizing certain excess and non-core assets, and if the Company is not able to transfer funds to LSB and its affiliates as permitted under the Indenture, the recoverability of the loans and advances to LSB may not be recoverable. As of June 30, 2001, the Company has not provided an allowance for doubtful accounts against these receivables, loans and advances since it is their present belief that LSB will be able to pay these amounts when they come due; however, it is reasonably possible that the evaluation relative to the amounts due from LSB and its subsidiaries could change in the near term.

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

Note 4: Segment Information

                                       Six Months Ended           Three Months Ended
                                          June 30,                     June 30,

	2001	2000	2001	2000
	(in thousands)
Sales:
Chemical (1)	$109,901	$76,308	$61,397	$41,241
Climate Control	70,813	64,269	34,880	32,639
	$180,714	$140,577	$96,277	$73,880
Gross profit (2):
Chemical	$ 12,746	$ 11,998	$ 9,053	$ 5,884
Climate Control	18,009	16,850	8,605	8,421
	$ 30,755	$28,848	$17,658	$14,305
Operating profit (3):
Chemical	$ 5,278	$ 4,957	$ 5,116	$ 2,340
Climate Control	4,340	4,110	1,983	1,901
	9,618	9,067	7,099	4,241
Unallocated fees from Services and Management Agreements, and general corporate expenses, net	(2,756)	(2,157)	(2,154)	(961)
Interest income	764	853	374	443
Other income (expense), net	16	(798)	1	(1,129)
Interest expense	(6,993)	(7,307)	(3,495)	(3,616)
Benefit from gain (provision for loss) on firm purchase commitments - Chemical	2,338	(2,485)	2,338	(1,510)
Income (loss) before provision for income taxes and extraordinary gain	$ 2,987	$(2,827)	$ 4,163	$(2,532)

(1) Chemical net sales for the six months and three months ended June 30, 2001, include approximately $20.9 million and $12.1 million, respectively, associated with a subsidiary's operation of the Cherokee Plant that began on October 31, 2000.

(2) Gross profit by industry segment represents net sales less cost of sales. Chemical gross profit for the six and three months ended June 30, 2001, includes approximately $2.3 million and $2.1 million, respectively associated with the Cherokee Plant as discussed above.

(3) Operating profit (loss) by industry segment represents gross profit less operating expenses before adding or deducting fees from the Services Agreement and Management Agreement, general corporate expenses, other income and expense, interest expense, benefit from gain (provision for loss) on firm purchase commitments and income taxes and before extraordinary gain. Chemical operating profit for the six and three months ended June 30, 2001, includes approximately $1.7 million and $1.8 million, respectively associated with the Cherokee Plant as discussed above.

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

Note 5: Firm Purchase Commitment

In June 2001, the Company reached an oral agreement with its supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated effective June 30, 2001. Under the new agreement, which the Company began operating under immediately thereafter, the Chemical Business will purchase 100% of its requirements, whatever the Company may determine them to be, excluding any amounts supplied by others for tolling, at market price plus transportation to the Chemical Business Facility in El Dorado, Arkansas. In August 2001, this oral agreement was consummated through execution of the formal agreement.

As consideration to terminate the prior above-market priced take-or-pay purchase commitment which provided, among other things, for a market price based on natural gas and required minimum monthly purchase volumes, the Chemical Business agreed to pay the supplier a one-time settlement fee.  The remaining accrued liability as of June 30, 2001, associated with the above-market purchase commitment, net of the one-time settlement fee, was eliminated resulting in a gain on termination of the purchase commitment of $2.3 million that was recognized in the six and three-month periods ended June 30, 2001.

For the six and three-month periods ended June 30, 2001, the Company realized, through cost of goods sold, approximately $2.1 million and $1.1 million of the accrued liability previously established for loss on the former firm purchase commitment.

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

During the second quarter of 2000, the Company and one of its subsidiaries repurchased approximately $19.2 million (at face value) of the Notes and recognized a gain of approximately $12.6 million, net of income taxes. Purchases in 2001 were insignificant. The outstanding principal balance of the Notes is approximately $79.8 million at June 30, 2001.

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

The Company is a holding company with no significant assets other than the notes and accounts receivable from LSB, specified in the accompanying Condensed Consolidated Balance Sheet or material operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly, by the Company. The Company's payment obligations under the Notes are fully, unconditionally, and jointly and severally guaranteed by all of the existing subsidiaries of the Company ("Guarantor Subsidiaries"), except for one subsidiary, El Dorado Nitric Company (formerly known as El Dorado Nitrogen Company) and its subsidiaries ("Non-Guarantor Subsidiaries").

Set forth below are unaudited condensed consolidating financial statements of the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, which are not guarantors of the Notes and the Company.

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

Note 6: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
As of June 30, 2001
(Dollars in thousands)

	COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON-GUARANTOR SUBSIDIARIES	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
ASSETS
Current assets:
Cash	$ 665	$ 750	$ 1,527		$ 2,942
Trade accounts receivable, net	48,329	3,729	74		52,132
Inventories	30,706	148	-		30,854
Supplies and prepaid items	6,423	73	671		7,167
Total current assets	86,123	4,700	2,272		93,095
Property, plant and equipment net	70,175	1,657	102		71,934
Notes and interest receivable from LSB and affiliates	-	-	14,827		14,827
Investment in and advances to affiliates	-	-	114,503	$ (114,503)	-
Receivable from Parent	-	6,156	-	(6,156)	-
Other assets, net	11,326	49	4,117		15,492
	$ 167,624	$ 12,562	$ 135,821	$ (120,659)	$ 195,348
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 21,818	$ 992	$ 561		$ 23,371
Accrued liabilities	13,022	3,730	1,231		17,983
Due to LSB and affiliates, net	-	-	301	-	301
Current deferred income taxes	550	-	-	$ (550)	-
Current portion of long-term debt	8,338	353	42,781		51,472
Total current liabilities	43,728	5,075	44,874	(550)	93,127
Long-term debt	5,621	2,088	79,802		87,511
Accrued losses on firm purchase commitments and other noncurrent liabilities	1,706	3,109	-		4,815
Deferred income taxes	1,450	-	-	(405)	1,045
Payable to Parent	57,211	-	-	(57,211)	-
Stockholders' equity
Common stock	64	1	1	(65)	1
Capital in excess of par value	79,217	-	12,652	(79,217)	12,652
Accumulated other comprehensive loss	-	(2,295)	-	-	(2,295)
Retained earnings (accumulated deficit)	(21,373)	4,584	(1,508)	16,789	(1,508)
Total Stockholders' equity	57,908	2,290	11,145	(62,493)	8,850
	$ 167,624	$ 12,562	$ 135,821	$ (120,659)	$ 195,348

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

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
Six Months Ended June 30, 2001 and 2000

Note 6: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Six Months Ended June 30, 2001
(Dollars in thousands)

	COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON-GUARANTOR SUBSIDIARIES	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
Revenues:
Net sales	$ 161,600	$ 19,114	$ 4,530	$ (4,530)	$ 180,714
Other income, net	50	4	5,130	(4,404)	780
	161,650	19,118	9,660	(8,934)	181,494
Costs and expenses:
Cost of sales	132,162	17,331	3,861	(3,395)	149,959
Selling, general and administrative	21,383	221	3,424	(1,135)	23,893
Interest	6,164	59	5,174	(4,404)	6,993
Benefit from gain on firm purchase commitments	(2,338)	-	-	-	(2,338)
	157,371	17,611	12,459	(8,934)	178,507
Income (loss) before provision for income tax and extraordinary gain	4,279	1,507	(2,799)	-	2,987
Extraordinary gain, net	-	-	30		30
Equity in earnings of subsidiaries	-	-	3,958	(3,958)	-
Provision for income taxes	1,255	573	(573)		1,255
Net income	$ 3,024	$ 934	$ 1,762	$ (3,958)	$ 1,762

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

Note 6: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Six Months Ended June 30, 2000
(Dollars in thousands)

	COMBINED GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
Revenues:
Net Sales	$ 123,335	$ 17,242			$ 140,577
Other income	70	142	$ 4,085	$ (4,242)	55
	123,405	17,384	4,085	(4,242)	140,632
Costs and expenses:
Cost of sales	96,392	15,337	-		111,729
Selling, general and administrative	19,362	174	2,402		21,938
Interest	6,060	-	5,489	(4,242)	7,307
Provision for loss on firm purchase commitment	2,485	-	-		2,485
	124,299	15,511	7,891	(4,242)	143,459
Income (loss) before provision (benefit) for income tax and extraordinary gain	(894)	1,873	(3,806)	-	(2,827)
Extraordinary gain, net	-	-	-	$ 12,569	$ 12,569
Equity in Earnings of Subsidiaries	-	-	348	(348)	-
Provision (benefit) for income taxes	(24)	655	(631)	-	-
Net income (loss)	$ (870)	$ 1,218	$ (2,827)	$ 12,221	$ 9,742

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

Note 6: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended June 30, 2001
(Dollars in thousands)

	COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON-GUARANTOR SUBSIDIARIES	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
Revenues:
Net sales	$ 88,244	$ 8,033	$ 2,086	$ (2,086)	$ 96,277
Other income, net	(4)	4	3,164	(2,789)	375
	88,240	8,037	5,250	(4,875)	96,652
Costs and expenses:
Cost of sales	71,093	7,250	1,795	(1,519)	78,619
Selling, general and administrative	10,701	134	2,445	(567)	12,713
Interest	3,232	33	3,019	(2,789)	3,495
Benefit from gain on firm purchase commitments	(2,338)	-	-	-	(2,338)
	82,688	7,417	7,259	(4,875)	92,489
Income (loss) before provision for income tax	5,552	620	(2,009)	-	4,163
Equity in earnings of subsidiaries	-	-	4,344	(4,344)	-
Provision for income taxes	1,255	573	(573)		1,255
Net income	$ 4,297	$ 47	$ 2,908	$ (4,344)	$ 2,908

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

Note 6: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended June 30, 2000
(Dollars in thousands)

	COMBINED GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
Revenues:
Net Sales	$ 64,863	$ 9,017	$ -		$ 73,880
Costs and expenses:
Cost of sales	51,495	8,080	-		59,575
Selling, general and administrative	9,645	99	1,280		11,024
Interest	2,867	-	2,661	$ (1,912)	3,616
Provision for loss on firm purchase commitment	1,510	-	-		1,510
Other expense (income)	386	(99)	(1,512)	1,912	687
	65,903	8,080	2,429	-	76,412
Income (loss) before provision (benefit) for income tax and extraordinary gain	(1,040)	937	(2,429)	-	(2,532)
Extraordinary gain, net	-	-	-	12,569	12,569
Equity in Earnings of Subsidiaries	-	-	(355)	355	-
Provision (benefit) for income taxes	(75)	327	(252)	-	-
Net income (loss)	$ (965)	$ 610	$ (2,532)	$ 12,924	$ 10,037

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

Note 6: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2001
(Dollars in thousands)

	COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON-GUARANTOR SUBSIDIARIES	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
Net cash flows provided by (used in) operating activities	$ (12,294)	$ 516	$ 2,521		$ (9,257)
Cash flows from investing activities:
Capital expenditures	(2,708)	(498)	(34)		(3,240)
Proceeds from sale of property and equipment	171	-	-		171
Decrease (increase) in other assets	439	3	(1,730)		(1,288)
Net cash used in investing activities	(2,098)	(495)	(1,764)		(4,357)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt	-	950	-		950
Payments on long-term debt	(1,949)	(59)	-		(2,008)
Acquisition of 10 3/4 % Senior Notes	-	-	(21)		(21)
Advances to/from affiliates	42,868	-	(42,868)		-
Net change in due to/from LSB and affiliates	-	-	897		897
Net change in revolving debt	(28,644)	(170)	42,714		13,900
Net cash provided by financing activities	12,275	721	722		13,718
Net increase (decrease) in cash from all activities	(2,117)	742	1,479		104
Cash at the beginning of period	2,782	8	48		2,838
Cash at end of period	$ 665	$ 750	$ 1,527		$ 2,942

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

Note 6: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Six Months Ended June 30, 2000
(Dollars in thousands)

	COMBINED GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
Net cash flows provided by (used in) operating activities	$ (2,041)	$ 4,320	$ (1,149)		$ 1,130
Cash flows from investing activities
Capital expenditures	(3,056)	(545)	(34)		(3,635)
Purchase of Senior Notes of Parent	-	(1,298)	-	$ 1,298	-
Decrease (increase) in other assets	944	(39)	86		991
Net cash provided by (used in) by investing activities	(2,112)	(1,882)	52	1,298	(2,644)
Cash flows from financing activities:
Payments on long-term debt	(855)	-	-	(1,298)	(2,153)
Proceeds from borrowings on long-term debt	2,442	-	-		2,442
Net change in revolving debt	1,953	-	-		1,953
Net cash provided by financing activities	3,540	-	-	(1,298)	2,242
Net increase (decrease) in cash from all activities	(613)	2,438	(1,097)	-	728
Cash at the beginning of period	816	703	1,154		2,673
Cash at end of period	$ 203	$ 3,141	$ 57	$ -	$ 3,401

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

Note 6: Long term Debt (continued)

In April, 2001, LSB replaced its existing Revolving Credit Facility ("Revolver") for the Company and its subsidiaries. The Company and its subsidiaries, ("the borrowers"), entered into a new $50 million credit facility with a new lender (the "Working Capital Revolver Loan"). The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventory of the Company and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or the LIBOR rate plus 4.5%. The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventory and intangibles of all the Company's entities other than El Dorado Nitric Co., ("EDNC"). EDNC is neither a borrower or guarantor of the Working Capital Revolver Loan. The Working Capital Revolver Loan requires the Company to meet certain financial covenants on a monthly quarterly and/or annual basis. As of June 30, 2001, the Company and its subsidiaries had $46.6 million outstanding on the Working Capital Revolver Loan ($32.7 million was outstanding as of December 31, 2000 under the Revolver).

Note 7: Change in Accounting

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Company adopted this new Statement effective January 1, 2001. The Statement required the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify or are not designated as hedges must be adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

In 1997, the Company entered into an interest rate forward agreement to effectively fix the interest rate on a long-term lease commitment (not for trading purposes). In 1999, the Company executed the long-term lease agreement and terminated the forward at a net cost of $2.8 million. The Company historically accounted for this hedge under the deferral method (as an adjustment of the initial term lease rentals). At December 31, 2000, the remaining deferred loss included in other assets approximated $2.4 million. The deferred cost recognized in operations amounted to $144,000 and $72,000 for the six months and three months ended June 30, 2000, respectively. Upon adoption of SFAS 133 on January 1, 2001, the deferred loss was reclassified into accumulated other comprehensive loss and will be amortized to operations over the term of the lease arrangement. The amount amortized to operations for the six months and three months ended June 30, 2001 was $144,000 and $72,000, respectively. The Company also periodically enters into exchange-traded futures contracts for copper and aluminum (as such products are used in the Company's Climate Control Business), which contracts are currently accounted for on a mark to market basis.

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

In July 2001, the FASB issued Statements No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 is effective for all business combinations initiated after June 30, 2001 and SFAS 142, that will require that goodwill and intangible assets with indefinate lives no longer be amortized but be tested for impairment at least annually, will become effective for the Company on January 1, 2002.  In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" which will require liability recognition for retirement obligation associated with tangible long lived assets.  The Company will adopt SFAS No. 143 effective January 1, 2003. The Company is currently analyzing the effect, if any, the adoption of these standards will have on its financial statements.

Note 8: Liquidity and Management's Plan

The Company owns or leases substantially all of LSB's Chemical and Climate Control Businesses or assets. The Company and its subsidiaries are dependent on credit agreements with lenders, an Indenture with bondholders, and internally generated cash flow in order to fund their operations and pay their debts and obligations.

In April 2001, the Company and its subsidiaries entered into a new $50 million credit facility (the "Working Capital Revolver Loan"). The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventory and intangibles of all the Company's entities other than El Dorado Nitric Co., ("EDNC") and certain assets of non-ClimaChem entities. LSB, each of the Company's subsidiaries (except EDNC) and two LSB subsidiaries are guarantors of the indebtedness. EDNC is neither a borrower or guarantor of the Working Capital Revolver.

For the remainder of 2001, the Company has planned capital expenditures of approximately $1.4 million but such capital expenditures are dependent upon obtaining acceptable financing. The Company will make these if there is sufficient working capital or available financing.

In 2000, the Chemical Business entered into a letter of intent with a third party to sell its explosives distribution outlets and enter into a long-term supply agreement. Management currently expects to close the transaction during the third quarter of 2001. Under the terms of the letter of intent, the Chemical Business would sell its wholesale and retail explosive distribution business (excluding accounts receivable) and enter into an ammonium nitrate tolling agreement with the third party. The buyer has prepaid to the Chemical Business $2 million. If the transaction does not close, the $2 million prepayment may be applied towards the purchase of ammonium nitrate products by the third party from the Chemical Business or the third party may require the Company to return the prepayment. If these transactions are completed, they are expected to have the effect of providing additional working capital from the proceeds of the sale of assets, reduce outstanding accounts receivable and inventory balances and provide a more constant and predictable operating margin on explosives sales in the Chemical Business.

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Six Months Ended June 30, 2001 and 2000

In July 2001, the Company concluded the sale to a third party of the Crystal City Plant for $4 million, including a $.2 million hold back amount, $.1 million of which will be paid upon completion of certain decommissioning work and $.1 million of which will be paid upon the completion of removal of the nitric acid plant. Approximately $1.8 million of the proceeds is available to the Company and its subsidiaries which are not subsidiaries of ClimaChem to retire obligations that were guaranteed in connection with the Company's former automotive business, with the remainder being applied against the outstanding balance on the Working Capital Revolver Loan.

As of June 30, 2001, LSB, the parent of the Company, owes the Company a net amount of approximately $14.5 million, of which $10.0 million bears an annual rate of interest of 10-3/4%, payable semiannually on June 1 and December 1, with the principal due in 2007 and $3.4 million bears interest at 7% with the principal and interest due in 2007. The net amount due from LSB also includes $1.8 million which was paid in July 2001.

With these improved business economics and the lack of unforeseen adverse events, management of the Company believes the Company has adequate resources to meet its obligations as they come due. This expectation could change in the near term.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

     The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's June 30, 2001 Condensed Consolidated Financial Statements.

     Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statement".

OVERVIEW

GENERAL

     In October 1997, the Company was organized as a new wholly owned subsidiary of LSB Industries, Inc. ("LSB"). The Company owns or leases substantially all of LSB's Chemical and Climate Control Businesses or assets. See Note 1 of Notes to Condensed Consolidated Financial Statements. Information about the Company's operations in different industry segments for the six months and three months ended June 30, 2001 and 2000 is detailed in Note 4 of Notes to Condensed Consolidated Financial Statements.

Chemical Business

The Company's Chemical Business manufactures three principal product lines that are derived from anhydrous ammonia: (1) fertilizer grade ammonium nitrate and urea ammonia nitrate (UAN) for the agricultural industry, (2) explosive grade ammonium nitrate for the mining industry and (3) concentrated, blended and regular nitric acid for industrial applications. In addition the company also produces sulfuric acid for industrial applications.

On October 31, 2000 subsidiaries of LSB, which are not subsidiaries of the Company acquired two chemical plants. One plant is in Cherokee, Alabama ("Cherokee Plant"). This plant is being leased to and operated by a subsidiary of the Company. The other plant is in Crystal City, Missouri ("Crystal City Plant"). This plant was shut down concurrent with the purchase thereof. In July 2001, the Crystal City Plant was sold for approximately $4 million. The acquirer was interested in the land only and required that the nitric acid plant be removed by October 31, 2002. Approximately $1.8 million of the proceeds is available to LSB and its subsidiaries which are not subsidiaries of the Company with the remainder being applied against the Company's outstanding balance on the Working Capital Revolver Loan. See discussion in Note 8 of Notes to Condensed Consolidated Financial Statements.

Net Sales in the Chemical Business were $109.9 million for the six months ended June 30, 2001 and $76.3 million for the six months ended June 30, 2000. The gross profit was $12.7 million for 2001 and 2000 (or 11.6% of net sales in 2001 compared to 15.79% in 2000). The net sales include approximately $20.9 million and gross profit includes approximately $2.3 million associated with the Cherokee Plant as discussed above.

Effective June 30, 2001, the Company renegotiated its contract to purchase anhydrous ammonia. Under the new contract, the Chemical Business is committed to purchase 100% of its anhydrous ammonia requirements from the supplier at prices which approximate market. In connection with the termination of the above-market take-or-pay provisions of the firm purchase commitments, the Chemical Business recognized a gain of $2.3 million in the second quarter of 2001. See Note 5 of Notes to Condensed Consolidated Financial Statements.

In 2000, the Chemical Business entered into a letter of intent with a third party to sell its explosives distribution outlets and enter into a long-term supply agreement. Management currently expects to close the transaction during the third quarter of 2001. Under the terms of the letter of intent, the Chemical Business would sell its wholesale and retail explosive distribution business (excluding accounts receivable) and enter into an ammonium nitrate tolling agreement with the third party. The buyer has prepaid to the Chemical Business $2 million. If the transaction does not close, the $2 million prepayment may be applied towards the purchase of ammonium nitrate products by the third party from the Chemical Business or the third party may require the Company to return the prepayment. If these transactions are completed, they are expected to have the effect of providing additional working capital from the proceeds of the sale of asset, reduce outstanding accounts receivable and inventory balances and provide a more constant and predictable operating margin on explosives sales in the Chemical Business. See "Special Note Regarding Forward-Looking Statements".

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

     Sales in the Climate Control Business have increased from $64.3 million for the six months ended June 30, 2000 to $70.8 million in the six months ended June 30, 2001 and the gross profit has increased from $16.9 million for the first six months in 2000 to $18 million in 2001.

RESULTS OF OPERATIONS

Six months ended June 30, 2001 vs. Six months ended June 30, 2000.

     Revenues

     Total revenues for the six months ended June 30, 2001 and 2000 were $181.5 million and $140.6 million, respectively (an increase of $40.1 million relating to sales and a increase of $.7 million in other income).

     Net Sales

     Consolidated net sales included in total revenues for the six months ended June 30, 2001 were $180.7 million, compared to $140.6 million for 2000, an increase of $40.1 million. This increase in sales resulted from: (i) increased sales relating to the Chemical Business of $33.6 million from increased sales volumes of agricultural, explosive and industrial acid products due in part to the operation of the Cherokee Plant beginning in the fourth quarter of 2000 and increased customer demand and improved sales prices of certain agricultural and explosive products and (ii) increased sales of $6.5 million in the Climate Control Business due primarily from an increase in customer demand and improved sales prices relating to heat pump products and the increase in sales of new products and services introduced in the second and third quarters of 2000 and the second quarter of 2001. This increase in sales was partially offset by a decrease in foreign and hydronic fan coil sales in the Climate Control Business. During the first six months of 2001, the Cherokee Plant, as discussed above, contributed $20.9 million to the Company's net sales.

     Gross Profit

     Gross profit as a percentage of sales was 17.0% for the six months ended June 30, 2001, compared to 20.5% for the 2000 period. The decrease in the gross profit percentage was primarily the result of lower profit margins in the Chemical Business due primarily to increased raw material costs resulting from the extremely high cost of natural gas in December 2000 and January 2001.

     Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 13.2% in the six-month period ended June 30, 2001, compared to 15.6% for 2000. This decrease is primarily the result of higher sales without a comparable increase in expenses. This decrease was partially offset by an increase relating to new products and services introduced in the third quarter of 2000 and the second quarter of 2001 in the Climate Control Business.

     Interest Expense

     Interest expense for the Company was $7 and $7.3 million during the six months ended June 30, 2001 and 2000, respectively. The interest expense decreased primarily from the reduced debt outstanding resulting from the repurchase of the Senior Unsecured Notes in 2000 and decreased lenders' prime rates offset in part by the increase in borrowings from the Working Capital Revolver Loan.

     Benefit from Gain (Provision for Loss)

     The Company had a benefit from gain on firm purchase commitments of approximately $2.3 million for the six months ended June 30, 2001 compared to a provision for loss on firm purchase commitments $2.5 million for the same period in 2000. See discussion in Note 5 of Notes to Condensed Consolidated Financial Statements.

     Income (Loss) Before Provision for Taxes and Extraordinary Gain

     The Company had income before provision for income taxes and extraordinary gain of $3 million in the six-month period ended June 30, 2001 compared to a loss of $2.8 million in the six months ended June 30, 2000. The increase in profitability of $5.8 million was primarily due to the increased gross profit of the Climate Control Business, decrease in interest expense and the benefit from gain on firm purchase commitments recognized in 2001 compared to a loss incurred in 2000 as discussed above.

     Provision for Income Taxes

     A provision for income taxes of approximately $1.3 million associated with net income from operations  was recognized for the six months ended June 30, 2001 including a provision for deferred income taxes of $1 million (none in 2000 due to the net loss for the period).

     Extraordinary Gain

     During the second quarter of 2000, the Company repurchased approximately $19.2 million (face value) of the Senior Unsecured Notes and recognized a gain of approximately $12.6 million, net of income taxes.

Three months ended June 30, 2001 vs. Three months ended June 30, 2000.

     Revenues

     Total revenues for the three months ended June 30, 2001 and 2000 were $96.7 million and $73.9 million, respectively (an increase of $22.4 million relating to sales and an increase of $.4 million in other income).

     Net Sales

     Consolidated net sales included in total revenues for the three months ended June 30, 2001 were $96.3 million, compared to $73.9 million for 2000, an increase of $22.4 million. This increase in sales resulted from: (i) increased sales relating to the Chemical Business of $20.2 million from increased sales volumes of agricultural and explosive products due in part to the operation of the Cherokee Plant beginning in the fourth quarter of 2000 and increased customer demand and improved sales prices of certain agricultural and explosive products and (ii) increased sales of $2.2 million in the Climate Control Business due primarily from an increase in customer demand and improved sales prices relating to heat pump products and the increase in sales of new products and services introduced in the second and third quarters of 2000 and the second quarter of 2001.

     Gross Profit

     Gross profit as a percentage of sales was 18.3% for the three months ended June 30, 2001, compared to 19.4% for the 2000 period. The decrease in the gross profit percentage was primarily the result of lower profit margins in the Chemical Business due, in part, to increased raw material costs and the increase in sales of new products and services with lower profit margins relating to the Climate Control Business. This decrease was partially offset by (i) raising prices in the second quarter of 2001 in the Chemical business and (ii) improved margins of the heat pump and large air handler products in the Climate Control Business.

     Selling, General and Administrative Expenses

     Selling, general and administrative ("SG&A") expenses as a percent of net sales were 13.2% in the three-month period ended June 30, 2001, compared to 14.9% for 2000. This decrease is primarily the result of higher sales without a comparable increase in expenses.

     Interest Expense

     Interest expense for the Company was $3.5 and $3.6 million during the three months ended June 30, 2001 and 2000, respectively. The interest expense decreased primarily from the reduced debt outstanding resulting from the repurchase of the Senior Unsecured Notes in 2000 and decreased lenders' prime rates offset in part by the increase in borrowings from the Working Capital Revolver Loan.

     Benefit from Gain (Provision for Loss)

     The Company had a benefit from gain on firm purchase commitments of approximately $2.3 million for the three months ended June 30, 2001 compared to a provision for loss on firm purchase commitments $1.5 million for the same period in 2000. See discussion in Note 5 of Notes to Condensed Consolidated Financial Statements.

     Income (Loss) Before Provision for Taxes and Extraordinary Gain

     The Company had income before provision for income taxes and extraordinary gain of $4.2 million in the three-month period ended June 30, 2001 compared to a loss $2.5 million in the three months ended June 30, 2000. The increase in profitability of $6.7 million was primarily due to the increased gross profit of the Chemical and Climate Control Businesses and the benefit from gain on firm purchase commitments recognized in 2001 compared to a loss incurred in 2000 as discussed above, expenses incurred in 2000 relating to the Company's attempt to renegotiate the terms and conditions of the Indenture and a litigation settlement.

     Provision for Income Taxes

     A provision for income taxes of approximately $1.3 million associated with net income from operations  was recognized for the three months ended June 30, 2001 including a provision for deferred income taxes of $1 million (none in 2000 due to the net loss from the period).

     Extraordinary Gain

     During the second quarter of 2000, the Company repurchased approximately $19.2 million (face value) of the Senior Unsecured Notes and recognized a gain of approximately $12.6 million, net of income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations

     Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow, borrowings under its revolving credit facilities, and secured equipment financing.

     Net cash used in operating activities for the six months ended June 30, 2001 was $9.3 million, after adjustment for depreciation and amortization of $4.8 million, realization of losses on firm sales and purchase commitments of $7.8 million, provision for deferred income taxes of $1 million and the following changes in assets and liabilities: (i) accounts receivable increase of $6.2 million; (ii) inventory increase of $1.8 million; (iii) increase in supplies and prepaid items of $1.3 million; and (iv) net increase in accounts payable and accrued liabilities of $.4 million. The increase in receivables is primarily due to seasonal sales of agricultural products and improved sales of explosive products in the Chemical Business and improved sales in the Climate Control Business due in part to new products introduced in 2000 and 2001. The increase in inventories relates primarily to the increase of agricultural products due to demands relating to the spring fertilizing season and an increase of explosive products due to stronger sales in the Chemical Business. This increase is partially offset by a planned reduction in certain inventory in the Climate Control Business. The increase in supplies and prepaid items includes the increase in supply of precious metals used in the Chemical Business. The decrease in accounts payable is primarily due to the timing of payments and a decrease in production of industrial acid products in the Chemical Business. The increase in accrued liabilities includes an increase in deferred revenue relating to the sale of the option to purchase the building in which Climate Master, Inc. builds its products to a non-ClimaChem subsidiary, an increase in a deferred lease payment due in December 2001 and the prepayment received on the possible sale of the Company's explosives distribution outlets. This increase was partially offset by a decrease in the amount of customer deposits outstanding in the Chemical Business.

Cash Flow From Investing And Financing Activities

     Cash used in investing activities for the six months ended June 30, 2001 included $3.2 million in capital expenditures and $1.3 million increase in other assets. The increase in other assets is primarily due to an increase in deferred loan costs relating to the new credit facility.

     Net cash provided by financing activities included proceeds from a long-term debt issuance of $1 million, a net decrease in the amount due from LSB and affiliates of $.9 million and a net increase in revolving working capital debt of $13.9 million to fund the increase in accounts receivable and inventories and the decrease in accounts payable, offset in part, by payments on long-term debt of $2 million.

Source of Funds

The Company owns or leases substantially all of LSB's Chemical and Climate Control Businesses or assets. The Company and its subsidiaries are dependent on credit agreements with lenders, Indenture with bondholders, and internally generated cash flow in order to fund their operations and pay their debts and obligations.

In April 2001, the Company and its subsidiaries entered into a new $50 million credit facility ("Working Capital Revolver Loan"). The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventory of the Company and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or the LIBOR rate plus 4.5%. Interest is due monthly. The Working Capital Revolver Loan provides for up to $8.5 million of letters of credit. The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventory and intangibles of all the Company's entities other than El Dorado Nitric Co., ("EDNC") and certain assets of non-ClimaChem entities. LSB, each of the Company's subsidiaries (except EDNC) and two LSB subsidiaries are guarantors of the indebtedness. EDNC is neither a borrower or guarantor of the Working Capital Revolver Loan. The Working Capital Revolver Loan requires the Company to meet certain financial covenants on a monthly, quarterly and/or annual basis. The Working Capital Revolver Loan requires the borrowers to have varying minimum amounts of availability under the revolver, which amounts generally increase prior to interest payment due dates of the Senior Notes discussed in Note 6 of Notes to Condensed Consolidated Financial Statements. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $3.8 million, on each interest payment date, after making the interest payment due pursuant to the Company's 10 3/4% Senior Unsecured Notes. The Working Capital Revolver Loan also contains covenants that, among other things, limit the borrowers ability to: (i) incur additional indebtedness, (ii) incur liens, (iii) make restricted payments or loans to affiliates who are not borrowers, or (iv) engage in mergers, consolidations or other forms of recapitalization, (v) dispose of assets, and (vi) repurchase the Company's 10 3/4% Senior Unsecured Notes.

As of June 30, 2001, the Company had borrowing availability under the Working Capital Revolver Loan of $7 million with an effective interest rate of 8.75%. Borrowings under the Working Capital Revolver Loan outstanding at June 30, 2001, were $46.6 million. The interest on the outstanding debt under the Working Capital Revolver Loan at June 30, 2001, at the rates then in effect would approximate $4.1 million annually.

For the remainder of 2001, the Company has planned capital expenditures of approximately $1.4 million but such capital expenditures are dependent upon obtaining acceptable financing. The Company will make these expenditures if there is sufficient working capital or available financing. As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company is seeking financing from Arkansas authorities for the projects required to comply with the Wastewater Consent Order and the Company has requested that the permit be further delayed until financing arrangements can be made, which requests have been met to date. The wastewater program is currently expected to require future capital expenditures of approximately $2 to $3 million. Negotiations for securing financing are currently underway.

In 2000, the Chemical Business entered into a letter of intent with a third party to sell its explosive distribution outlets and enter into a long-term supply agreement which the Company currently expects to close during the third quarter of 2001. If the transaction is consummated, it is expected to have the effect of providing working capital from the proceeds of the sale of the assets, reduce outstanding accounts receivable and inventory, as well as provide a more constant and predictable operating margin in the Company's explosive business.

In July 2001, the Company concluded the sale to a third party of the Crystal City Plant for $4 million, including a $.2 million hold back amount, $.1 million of which will be paid upon completion of certain decommissioning work and $.1 million of which will be paid upon the completion of removal of the nitric acid plant. Approximately $1.8 million of the proceeds is available to the Company and its subsidiaries which are not subsidiaries of ClimaChem to retire obligations that were guaranteed in connection with the Company's former automotive business, with the remainder being applied against the outstanding balance on the Working Capital Revolver Loan.

In May 2001, a subsidiary of the Company, Climate Master, Inc., ("Climate Master") sold to a non-ClimaChem subsidiary of LSB, Prime Financial Corporation ("Prime"), an option ("Option") to purchase the building in which Climate Master builds its products ("Building") for $1.6 million. Prime thereafter exercised the Option and sold the Building to a third party for a net amount of approximately $1.6 million cash, plus the exercise price under the Option (which was used to pay the mortgage on the Building) and related costs, together with a non-recourse, unsecured promissory note ("Note"), in the principal amount of $1.6 million, from the purchaser of the Building. The parties do not anticipate payment of the principal amount of the Note, but the third party buyer agreed that, although Climate Master is not the holder of the Note, Climate Master may reduce the option price as discussed below by the amount of the Note.

As a result of the transaction, the Climate Master lease and option to buy the Building was extended from 2003 to 2016. The option price for Climate Master to purchase the Building, if exercised, is to be based on the amount of the mortgage on the Building outstanding at the time the option is exercised plus up to $200,000 less the amount of the Note.

As of June 30, 2001, LSB, the parent of the Company, owes the Company a net amount of approximately $14.5 million, of which $10.0 million bears an annual rate of interest of 10-3/4%, payable semiannually on June 1 and December 1, with the principal due in 2007 and $3.4 million bears interest at 7% with the principal and interest due in 2007. The net amount due from LSB also includes $1.8 million which was paid in July 2001.

With these improved business economics and the lack of other unforeseen adverse events, management of the Company believes the Company has adequate resources to meet its obligations as they come due. This expectation could change in the near term. See "Special Note Regarding Forward-Looking Statements".

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

Quantitative and Qualitative Disclosures about Market

General

     The Company's results of operations and operating cash flows are impacted by changes in market interest rates.

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

     As of June 30, 2001, the Company's variable rate and fixed rate debt, which aggregated $139 million, exceeded the debt's fair market value by approximately $51.9 million ($51.8 million at December 31, 2000). The fair value of the Company's Senior Notes was determined based on a market quotation for such securities.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward Looking Statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward Looking Statements. Forward Looking Statements contained herein relate to, among other things, ability to improve operations and become profitable from operations on an annualized basis,

  establishing a position as a market leader,

  the market for certain of the Climate Control Business products will continue to grow,

  amount to be spent relating to compliance with federal, state and local Environmental laws at the El Dorado Facility,

  anticipated financial performance,

  adequate cash flows to meet its presently anticipated working capital requirements,

  expectation that the sale of the Company's explosive business distribution outlets and related long-term supply agreement will close,

  contingencies will not result in substantial adverse impact in the Company's liquidity,

  potential repayment of $2 million to the potential buyer of the explosive distribution outlets,

  management believes that the Company has adequate resources to meet its obligations as they come due, and ability to make planned capital improvements,

  ability to obtain financing for wastewater disposal project.

While the Company believes the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, decline in general economic conditions, both domestic and foreign,

  material reduction in revenues,

  material increase in interest rates,

  inability to collect in a timely manner a material amount of receivables,

  increased competitive pressures,

  changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending,

  additional releases (particularly air emissions) into the environment,

  material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company,

  the requirement to use internally generated funds for purposes not presently anticipated,

  inability to secure additional financing for planned capital expenditures the cost for the purchase of anhydrous ammonia and natural gas, changes in competition,

  the loss of any significant customer,

  changes in operating strategy or development plans,

  inability to fund the working capital and expansion of the Company's businesses,

  inability to obtain necessary raw materials,

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

Independent Accountants' Review Report

Board of Directors
ClimaChem, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of ClimaChem, Inc. and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of operations for the six-month and three-month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

August 20, 2001

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 2000, which Item 3 is incorporated by reference herein.

Item 2. Changes in Securities

Loan and Security Agreement, dated April 13, 2001 by and among LSB Industries, Inc., ClimaChem, Inc. and each of its subsidiaries that are Signatories, the Lenders that are Signatories and Foothill Capital Corporation. In April 2001, the Company and its subsidiaries entered into a new $50 million credit facility ("Working Capital Revolver Loan"). The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventory of the Company and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or the LIBOR rate plus 4.5%. Interest is due monthly. The Working Capital Revolver Loan provides for up to $8.5 million of letters of credit. The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventory and intangibles of all the Company's entities other than El Dorado Nitric Co., ("EDNC") and certain assets of non-ClimaChem entities. LSB, each of the Company's subsidiaries (except EDNC) and two LSB subsidiaries are guarantors of the indebtedness. EDNC is neither a borrower or guarantor of the Working Capital Revolver Loan. The Working Capital Revolver Loan requires the Company to meet certain financial covenants on a monthly, quarterly and/or annual basis. The Working Capital Revolver Loan requires the borrowers to have varying minimum amounts of availability under the revolver, which amounts generally increase prior to interest payment due dates of the Senior Notes. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $3.8 million, on each interest payment date, after making the interest payment due pursuant to the Company's
10 3/4% Senior Unsecured Notes. The Working Capital Revolver Loan also contains covenants that, among other things, limit the borrowers ability to: (i) incur additional indebtedness, (ii) incur liens, (iii) make restricted payments or loans to affiliates who are not borrowers, or (iv) engage in mergers, consolidations or other forms of recapitalization, (v) dispose of assets, and (vi) repurchase the Company's 10 3/4% Senior Unsecured Notes.

Item 3.	Defaults upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(A)	Exhibits

The Company has included the following exhibits in this report:
10.1 Covenant Waiver Letter, dated August 2, 2001 between The CIT Group and DSN Corporation, which the Company hereby incorporates by reference from Exhibit 10.1 to LSB Industries, Inc's Form 10-Q for the fiscal quarter ended June 30, 2001.

	15.1	Letter Re: Unaudited Financial Information

(B)	Reports of Form 8-K
The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 20th day of August, 2001.

CLIMACHEM, INC.

By: /s/ Tony M. Shelby
Tony M. Shelby,
Vice President - Chief Financial
Officer, (Principal Financial Officer)

By:/s/ Jim D. Jones
Jim D. Jones
Vice President - Treasurer
(Principal Accounting Officer)