Form 10-Q/A
period 2001-06-30
CLIMACHEM INC
filed 2001-10-02
CIK 1053518

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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
State or other jurisdiction of          I.R.S. Employer Identification No.
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

                         YES X    NO

The Registrant does not have any equity securities registered under the Securities Act of 1934, as amended. All outstanding shares of Common stock of the Registrant are held, directly or indirectly, by the Registrant's parent company, LSB Industries, Inc.

PART II
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (A)  Exhibits. The Company has included the following
           exhibits in this report:

           10.1 Covenant Waiver Letter, dated August 2, 2001,
                between The CIT Group and DSN Corporation,
                which the Company incorporates by reference
                from Exhibit 10.1 to LSB Industries, Inc.'s
                Form 10-Q for the fiscal quarter ended
                June 30, 2001.*

          10.2  Anhydrous Ammonia Sales Agreement, dated
                June 30, 2001, between Koch Nitrogen Company
                and El Dorado Chemical Company, which the
                Company incorporates by reference from
                Exhibit 10.2 to LSB Industries, Inc.'s
                Form 10-Q/A (Amendment No. 1) for the fiscal
                quarter ended June 30, 2001. CERTAIN
                INFORMATION WITHIN THIS EXHIBIT HAS BEEN
                OMITTED AS IT IS THE SUBJECT OF A REQUEST
                BY THE COMPANY FOR CONFIDENTIAL TREATMENT
                BY THE SECURITIES AND EXCHANGE COMMISSION
                UNDER THE FREEDOM OF INFORMATION ACT. THE
                OMITTED INFORMATION HAS BEEN FILED
                SEPARATELY WITH THE SECRETARY OF THE
                SECURITIES AND EXCHANGE COMMISSION FOR
                PURPOSES OF SUCH REQUEST.

          15.1  Letter Re: Unaudited Interim Financial
                Information.*

___________
* indicates this exhibit was submitted with the Company's quarterly report on Form 10-Q filed with the Commission on
August 20, 2001.

(B) Reports of Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 2nd day of October, 2001.

                             CLIMACHEM, INC.

                                                                      By:   /s/ Tony M. Shelby
                                Tony M. Shelby,
                                                                           Vice President -
                                Chief Financial Officer

                               (Principal Financial Officer)

                            By:   /s/ Jim D. Jones
                                                                               Jim D. Jones
                                                                               Vice President - Treasurer
                                                                              (Principal Accounting Officer)