Form 10-Q
period 2001-09-30
CLIMACHEM INC
filed 2001-11-13
CIK 1053518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended September 30, 2001

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

The accompanying condensed consolidated balance sheet of ClimaChem, Inc., at September 30, 2001, and the condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants, by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature except for the gain on termination of the former firm purchase commitments in the second quarter of 2001, the loss provision recognized in the first and second quarters of 2000 on the firm purchase commitments and the extraordinary gain recognized in the second and third quarters of 2000 on the extinguishment of certain Senior Unsecured Notes as discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, which are in the opinion of management necessary for a fair presentation of the interim periods. The results of operations for the nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2000, was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, for an expanded discussion of the Company's financial disclosures and accounting policies.

CLIMACHEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at September 30, 2001 is unaudited)
(Dollars in thousands)
	September 30,	December 31,
ASSETS	2001	2000

Current assets:

Cash	$1,365	$2,838

Trade accounts receivable, net	46,724	45,981

Inventories:
Finished goods	18,374	16,371
Work in process	3,502	2,962
Raw materials	8,586	9,687
Total inventory	30,462	29,020

Supplies and prepaid items:
Precious metals	1,989	1,621
Other	4,203	4,368
	6,192	5,989

Due from LSB and affiliates, net	-	1,103

Total current assets	84,743	84,931

Property, plant and equipment, net	71,578	72,825

Notes and interest receivable from LSB and affiliates	14,347	14,166

Other assets, net	14,510	17,245

	$185,178	$189,167

(Continued on following page)

CLIMACHEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at September 30, 2001 is unaudited)
(Dollars in thousands)
	September 30,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2001	2000
Current liabilities:

Accounts payable	$24,683	$25,865

Accrued liabilities	19,884	18,182

Accrued losses on firm purchase commitments	-	3,465

Due to LSB and affiliates, net	1,425	-

Current portion of long-term debt	43,037	37,092

Total current liabilities	89,029	84,604

Long-term debt	82,674	89,064

Other non-current liabilities:
Accrued losses on firm purchase commitments	-	3,450
Other	4,928	2,666
	4,928	6,116

Commitments and contingencies (Note 2)	-	-

Stockholders' equity:
Common stock, $.10 par value; 500,000 shares authorized, 10,000 shares issued	1	1
Capital in excess of par value	12,652	12,652
Accumulated other comprehensive loss	(2,222)	-
Accumulated deficit	(1,884)	(3,270)
Total stockholders' equity	8,547	9,383

	$185,178	$189,167

(See accompanying notes)

CLIMACHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2001 and 2000
(Dollars in thousands)
2001	2000
Revenues:
Net sales	$256,157	$205,894
Other income, net	1,291	1,121
	257,448	207,015
Costs and expenses:
Cost of sales	216,229	166,828
Selling, general and administrative	34,362	33,208
Interest	10,240	10,573
Provision for loss on (benefit from termination of) firm purchase commitments	(2,338)	2,485
	258,493	213,094
Loss before provision for income taxes and extraordinary gain	(1,045)	(6,079)

Provision for income taxes	-	-

Loss before extraordinary gain	(1,045)	(6,079)

Extraordinary gain, net of income taxes of $200 in 2001 ($2,900 in 2000) (Note 5)	2,431	14,521

Net income (loss)	(1,386)	8,442

Accumulated deficit at beginning of period	(3,270)	(6,518)

Retained earnings (accumulated deficit) at end of period	$(1,884)	$1,924

Total comprehensive income (loss):
Net income	$(1,386)	$8,442
Cumulative effect of change in accounting for derivative financial instruments (Note 6)	(2,439)	-

Reclassification to operations	217	-

	$(836)	$8,442

(See accompanying notes)

CLIMACHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2001 and 2000
(Dollars in thousands)
2001	2000
Revenues:
Net sales	$75,443	$65,317
Other income, net	511	1,066
	75,954	66,383
Costs and expenses:
Cost of sales	66,270	55,099
Selling, general and administrative	10,469	11,270
Interest	3,247	3,266
	79,986	69,635
Loss before benefit for income taxes and extraordinary gain	(4,032)	(3,252)

Benefit for income taxes	(1,255)	-

Loss before extraordinary gain	(2,777)	(3,252)

Extraordinary gain, net of income taxes of $200 in 2001 ($2,000 in 2000) (Note 5)	2,401	1,952

Net loss	(376)	(1,300)

Retained earnings (accumulated deficit) at beginning of period	(1,508)	3,224

Retained earnings (accumulated deficit) at end of period	$(1,884)	$1,924

Total comprehensive loss:
Net loss	$(376)	$(1,300)
Derivative financial instruments - reclassification to operations (Note 6)	73	-

	$(303)	$(1,300)

(See accompanying notes)

CLIMACHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2001 and 2000
2001	2000

Cash flows from operating activities:
Net income	$(1,386)	$8,442
Adjustments to reconcile net income (loss) to cash flows provided by (used in) operations:
Extraordinary gain on extinguishment of debt	(2,631)	(17,421)
Gain on sale of property and equipment	(137)	-
Depreciation, depletion and amortization:
Property, plant and equipment	6,356	5,898
Other	1,205	880
Provision for (recovery of) possible losses on receivables	(134)	447
Provision for (realization and reversal of) losses on firm sales and purchase commitments, net inventory write-down	(7,160)	211
Deferred income tax provision	-	2,000
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	(609)	(5,071)
Inventories	(2,107)	1,429
Supplies and prepaid items	(27)	(737)
Accounts payable	(1,014)	8,742
Accrued liabilities	4,986	5,660
Due from LSB and affiliates	-	(1,090)

Net cash provided by operating activities	114	9,390

Cash flows from investing activities:
Capital expenditures	(5,332)	(5,000)
Proceeds from sale of property and equipment	172	-
Decrease (increase) in other assets	(913)	627

Net cash used in investing activities	(6,073)	(4,373)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	950	2,427
Payments on long-term debt	(3,122)	(2,865)
Acquisition of 10 3/4% Senior Notes	(21)	(7,002)
Net change in due to/from LSB and affiliates	281	-
Net change in revolving debt	6,398	1,955

Net cash provided by (used in) financing activities	4,486	(5,485)

Net decrease in cash from all activities	(1,473)	(468)

Cash at beginning of period	2,838	2,673

Cash at end of period	$1,365	$2,205

(See accompanying notes)

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

Note 2: Contingencies

Legal Matters

 The Company and its operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by the Company in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to the Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from the Company's facilities or the use or disposal of certain of its chemical products. Significant expenditures have been incurred by the Chemical Business at the El Dorado Facility in order to comply with the Environmental Laws and Health Laws. The Chemical Business could be required to make additional significant site or operational modifications at the El Dorado Facility, involving substantial expenditures.

The Chemical Business entered into a consent administrative order with the Arkansas Department of Environmental Quality ("ADEQ") in August, 1998 (the "Wastewater Consent Order"). The Wastewater Consent Order recognized the presence of nitrate contamination in the shallow groundwater and required installation of an interim groundwater bioremediation treatment system. The bioremediation was not successful in achieving denitrification. The Chemical Business prepared a report to the ADEQ regarding field testing of the shallow groundwater with a plan for quarterly sampling of the monitor wells for the remainder of 2001. Upon completion of the waste minimization activities referenced below, a final remedy for groundwater contamination will be selected, based on an evaluation of risk. There are no known users of groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation. There can be no assurance that the risk assessment will be approved by the ADEQ, or that further work will not be required. The Wastewater Consent Order included a $183,700 penalty assessment, of which $125,000 is being satisfied over five years at expenditures of $25,000 per year for waste minimization activities.

The Wastewater Consent Order also required certain improvements in the wastewater collection and treatment system to be completed by a specified deadline. In September, 2001, ADEQ proposed and the Company's subsidiary agreed that in lieu of the Wastewater Consent Order, ADEQ will issue a renewal permit establishing new, more restrictive effluent limits. The Company believes that the new permit will establish new deadlines, which the Company's subsidiary believes will allow a minimum of three years for the El Dorado plant to come into compliance with the new limits. Alternative methods for meeting these requirements are continuing to be examined by the Chemical Business. The Company believes, although there can be no assurance, that any such new effluent limits would not have a material adverse effect on the Company; however, should the facility be unable to operate in compliance with the new limits, such would have a material adverse effect upon the financial position and operating results of the Company and may result in the recognition of impairment of certain long-lived assets.

The wastewater program is not yet finally determined but is currently expected to require future capital expenditures of approximately $2 to $3 million. Discussions for securing financing are currently underway.

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

Note 3: Transactions with Related Parties

 In November 1997, the Company and LSB entered into a services agreement (the "Services Agreement") pursuant to which LSB will continue to provide to the Company various services, including financial and accounting, order entry, billing, credit, payable, insurance, legal, human resources, advertising and marketing, and related administrative and management services, that LSB has historically provided to the operations and businesses of the Company. The Company will pay to, or reimburse, LSB for the costs and expenses incurred by LSB in the performance of the Services Agreement.

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

Charges for such services aggregate $114,000 and $328,000 for the nine months ended September 30, 2001 and 2000, respectively. Management of the Company believes these charges from LSB reasonably approximate additional general and administrative costs which would have been incurred if the Company had been an independent entity during such periods. These amounts do not include reimbursements for costs described in the next paragraph or amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

The Services Agreement also provides that LSB will permit employees of the Company and its subsidiaries to continue to participate in the benefit plans and programs sponsored by LSB. The Company will pay to, or reimburse, LSB for the costs associated with participation by the employees of the Company in LSB's benefit plans and programs.

In addition, the Services Agreement allows for purchases of other goods and services to the extent that the amount paid approximates fair value that would be paid to a third party. For the nine months ended September 30, 2001 and 2000, subsidiaries of the Company purchased certain raw materials from a subsidiary of LSB, not a subsidiary of the Company, for $5,028,000 and $4,558,000, respectively. For the nine months ended September 30, 2001 and 2000, subsidiaries of the Company purchased certain raw materials with LSB's assistance and paid $781,000 and $682,000, respectively to LSB in commissions on such purchases. For the nine months ended September 30, 2001 and 2000, the Company also purchased $371,000 and $676,000 respectively in industrial supplies from subsidiaries of LSB which are not subsidiaries of the Company.

The Company's Climate Control manufacturing subsidiaries also lease facilities and production equipment from an affiliate under various operating leases and a capital lease. Rental expense associated with the operating leases aggregated $2,685,000 and $1,266,000 for the nine months ended September 30, 2001 and 2000, respectively.

A subsidiary of the Company is party to a services agreement with a LSB subsidiary pursuant to which such subsidiary is to provide railcar services to a subsidiary of the Company. Under the services agreement, the Company's subsidiary will pay a fee based on each railcar unit used by such subsidiary of $1,031 per month. The Company's subsidiary paid $238,000 and $241,000 for the nine months ended September 30, 2001 and 2000, respectively, relating to the fee. Furthermore, the LSB subsidiary reimbursed the Company's subsidiary for maintenance fees relating to the railcars of $92,000 and $94,000 for the nine months ended September 30, 2001 and 2000, respectively. The Company's subsidiary is not required to use any railcar equipment under the services agreement, and the services agreement may be terminated at any time on 30 days written notice.

In September 2001, the Company purchased Senior Unsecured Notes having a face value of approximately $4.7 million from a subsidiary of LSB which is not a subsidiary of the Company at the subsidiary's cost and recognized a gain of approximately $2.6 million before income taxes.

In November 1997, LSB and the Company entered into a management agreement (the "Management Agreement"), which provides that LSB will provide to the Company, managerial oversight and guidance concerning the broad policies, strategic decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB. Although no management fee  under the Management Agreement was paid by the Company to LSB for the nine months ended September 30, 2001 due to the operating results (the accrual of management fees of $.9 million for the six months ended June 30, 2001 was reversed during the third quarter of 2001 based on the Company's current estimate which indicates that is it unlikely, without some unusual event, that the Company will be required to pay LSB the management fee for calendar year 2001.), it is possible that the Company could pay up to $1.8 million of management fees to LSB (if the Company has earnings before interest, income taxes, depreciation and amortization ("EBITDA") in excess of $26 million for the year). The Company was required to pay LSB approximately $1.4 million for the nine months ended September 2000.

In November 1997, the Company and LSB entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for (i) the allocation of payments of taxes for periods during which the Company and its subsidiaries and LSB are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. The Company was required to pay owed LSB, under the Tax Sharing Agreement, approximately $.1 million and $.7 million for the nine months ended September 30, 2001 and 2000.

Under the terms of an Indenture between the Company, the guarantors and the trustee relating to the Senior Notes, the Company is permitted to distribute or pay in the form of dividends and other distributions to LSB in connection with the Company's outstanding equity securities or loans, (a) advances or investments to any person (including LSB), up to 50% of the Company's consolidated net income for the period (taken as one accounting period), commencing on the first day of the first full fiscal quarter commencing after the Issue Date of the Senior Notes to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by the Company from the sale of its capital stock. This limitation will not prohibit (i) payment to LSB under the Services Agreement, Management Agreement and the Tax Sharing Agreement, or (ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration. The Company did not declare and pay to LSB a dividend during the nine months ended September 30, 2001 and 2000.

The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At September 30, 2001 and December 31, 2000, the Company had noncurrent  loans, advances and interest due from LSB of approximately $14.3 million, $10.0 million of which was loaned to LSB from the proceeds of the sale of the Senior Notes and bears interest at 10-3/4%, maturing November 2007 and $3.4 million due from LSB and affiliates related to cash advances from the Company to LSB and affiliates prior to the sale of the Senior Notes. This loan is due by its terms in November 2007 and bears interest at 7% per annum (accrued interest was $.9 million and $.7 million as of September 30, 2001 and December 31, 2000, respectively). At September 30, 2001, the Company had $1.4 million due to LSB and affiliates included in current liabilities related to the repurchase of Senior Notes net of advances as discussed previously, interest and refunds due associated with operations under the Services Agreement (approximately $1.1 million was due from LSB and affiliates at December 31, 2000). The Company earned interest income on net loans and advances due from LSB and affiliates aggregating approximately $1,098,000 and $1,148,000 for the nine months ended September 30, 2001 and 2000, respectively.

LSB and its subsidiaries (other than the Company and its subsidiaries), the "LSB Non-ClimaChem Entities"" are dependent upon their separate cash flows and the restricted funds which can be distributed by the Company under the above mentioned agreements. Management of LSB believes the LSB Non-ClimaChem Entities will have sufficient operating capital to meet its obligations as they come due (other than dividend obligation under its outstanding preferred stocks), including those to the Company. If LSB management is not successful in realizing certain excess and non-core assets, and if the Company is not able to transfer funds to LSB and its affiliates as permitted under the Indenture, the recoverability of the loans and advances to LSB may not be recoverable. As of September 30, 2001, the Company has not provided an allowance for doubtful accounts against these receivables, loans and advances since it is their present belief that LSB will be able to pay these amounts when they come due; however, it is reasonably possible that the evaluation relative to the amounts due from LSB and its subsidiaries could change in the near term.

Note 4: Segment Information

Nine Months Ended	Three Months Ended
September 30,	September 30,

2001	2000	2001	2000

                           (in thousands)

Sales:
Chemical (1)	$150,423	$106,916	$40,522	$30,608
Climate Control	105,734	98,978	34,921	34,709
	$256,157	$205,894	$75,443	$65,317

Gross profit (loss) (2):
Chemical	$12,702	$14,051	$(44)	$2,053
Climate Control	27,2236	25,015	9,217	8,165
	$39,928	$39,066	$9,173	$10,218

Operating profit (loss) (3):
Chemical	$1,512	$3,687	$(3,766)	$(1,270)
Climate Control	6,349	5,627	2,009	1,517
	7,861	9,314	(1,757)	247
Unallocated fees from Services and Management Agreements, and general corporate expenses, net	(2,295)	(3,456)	461	(1,299)
Interest income	1,127	1,248	363	395
Other income (expense), net	164	(127)	148	671
Interest expense	(10,240)	(10,573)	(3,247)	(3,266)
Benefit from termination of (provision for loss on) firm purchase commitments-Chemical	2,338	(2,485)	-	-
Loss before provision (benefit) for income taxes and extraordinary gain	$(1,045)	$(6,079)	$(4,032)	$(3,252)

(1) Chemical net sales for the nine months and three months ended September 30, 2001, include approximately $27.4 million and $6.5 million, respectively, associated with a subsidiary's operation of the Cherokee Plant that began operations on October 31, 2000.

(2) Gross profit by industry segment represents net sales less cost of sales. Chemical gross profit for the nine months ended September 30, 2001, includes a gross profit of approximately $.2 million and a gross loss of $2.1 million for the three months ended September 30, 2001 associated with the Cherokee Plant as discussed above.

(3) Operating profit (loss) by industry segment represents gross profit less operating expenses before adding or deducting fees from the Services Agreement and Management Agreement, general corporate expenses, other income and expense, interest expense, benefit from termination of (provision for loss on) firm purchase commitments and income taxes and before extraordinary gain. Chemical operating profit for the nine and three months ended September 30, 2001, includes an operating loss of approximately $.7 million and $2.4 million, respectively associated with the Cherokee Plant as discussed above.

Note 5: Long-term Debt

In November 1997, the Company completed the sale of 10 3/4% Senior Notes due 2007, (the "Notes"). Interest on the Notes is payable semiannually in arrears on September 1 and December 1 of each year, and the principal is payable in the year 2007. The Notes are senior unsecured obligations of the Company and rank pari passu in right of payment to all existing senior unsecured indebtedness of the Company and its subsidiaries. The Notes are effectively subordinated to all existing and future senior secured indebtedness of the Company.

In September 2001, the Company purchased Notes having a face value of approximately $4.7 million from a subsidiary of LSB which is not a subsidiary of the Company at the subsidiary's cost and recognized a gain of approximately $2.4 million, net of income taxes of $.2 million. During the nine months ended September 30, 2000, the Company repurchased Notes having a face value of approximately $25.2 million and recognized a gain of approximately $14.5 million, net of income taxes of $2.9 million. The outstanding principal balance of the Notes is approximately $75.1 million at September 30, 2001.
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

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2001 and 2000

Note 5: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
As of September 30, 2001
(Dollars in thousands)

COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON-GUARANTOR SUBSIDIARIES	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED

ASSETS
Current assets:
Cash	$372	$962	$31		$1,365
Trade accounts receivable, net	43,442	3,215	67		46,724
Inventories	30,404	58	-		30,462
Supplies and prepaid items	5,528	51	613		6,192
Total current assets	79,746	4,286	711		84,743

Property, plant and equipment net	69,704	1,773	101		71,578
Notes and interest receivable from LSB and affiliates	-	-	14,347		14,347
Investment in and advances to affiliates	-	-	106,930	$(106,930)	-
Receivable from Parent	-	9,318	-	(9,318)	-
Other assets, net	10,790	48	3,672		14,510

	$160,240	$15,425	$125,761	$(116,248)	$185,178
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,041	$1,372	$271		$24,683
Accrued liabilities	10,745	5,519	3,620		19,884
Due to LSB and affiliates, net	-	-	1,425		1,425
Current portion of long-term debt	8,132	353	34,552		43,037
Total current liabilities	41,918	7,243	39,868		89,029

Long-term debt	5,550	2,000	75,124		82,674
Other non-current liabilities	1,685	3,243	-		4,928
Payable to Parent	56,827		-	$(56,827)	-

Stockholders' equity:
Common Stock	64	1	1	(65)	1
Capital in excess of par value	79,217	-	12,652	(79,217)	12,652
Accumulated other comprehensive loss	-	(2,222)	-		(2,222)
Retained earnings (accumulated deficit)	(25,021)	5,160	(1,884)	19,861	(1,884)
Total Stockholders' equity	54,260	2,939	10,769	(59,421)	8,547

	$160,240	$15,425	$125,761	$(116,248)	$185,178

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2001 and 2000

Note 5: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
As of December 31, 2000
(Dollars in thousands)
COMBINED GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED

ASSETS
Current assets:
Cash	$2,782	$8	$48		$2,838
Trade accounts receivable, net	40,525	5,376	80		45,981
Inventories	28,706	314	-		29,020
Supplies and prepaid items	5,054	48	887		5,989
Due from LSB and affiliates, net	-	-	1,103		1,103
Total current assets	77,067	5,746	2,118		84,931

Property, plant and equipment net	71,521	1,221	83		72,825
Due from LSB and affiliates	-	-	14,166		14,166
Investment in and advances to affiliates	-	-	72,374	$(72,374)	-
Receivable from Parent	-	2,764	-	(2,764)	-
Other assets, net	12,206	2,491	2,548		17,245
	$160,794	$12,222	$91,289	$(75,138)	$189,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,039	$2,250	$576		$25,865
Accrued liabilities	18,079	2,160	1,408		21,647
Current deferred income taxes	550	-	-	$(550)	-
Current portion of long-term debt	36,835	170	87		37,092
Total current liabilities	78,503	4,580	2,071	(550)	84,604

Long-term debt	7,679	1,550	79,835		89,064
Accrued losses on firm purchase commitments and other non-current liabilities	3,675	2,441	-		6,116
Deferred income taxes	405	-	-	(405)	-
Payable to Parent	15,648	-	-	(15,648)	-

Stockholders' equity:
Common Stock	64	1	1	(65)	1
Capital in excess of par value	79,217	-	12,652	(79,217)	12,652
Retained earnings (accumulated deficit)	(24,397)	3,650	(3,270)	20,747	(3,270)
Total Stockholders' equity	54,884	3,651	9,383	(58,535)	9,383
	$160,794	$12,222	$91,289	$(75,138)	$189,167

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2001 and 2000

Note 5: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2001
(Dollars in thousands)
COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON-GUARANTOR SUBSIDIARIES	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
Revenues:
Net sales	$227,927	$28,230	$6,731	$(6,731)	$256,157
Other income, net	294	15	8,436	(7,454)	1,291
	228,221	28,245	15,167	(14,185)	257,448
Costs and expenses:
Cost of sales	189,925	25,596	5,739	(5,031)	216,229
Selling, general and administrative	31,838	126	4,106	(1,708)	34,362
Interest	9,420	87	8,179	(7,446)	10,240
Benefit from termination of firm purchase commitments	(2,338)	-	-		(2,338)
	228,845	25,809	18,024	(14,185)	258,493
Income (loss) before provision for income tax and extraordinary gain	(624)	2,436	(2,857)	-	(1,045)

Extraordinary gain, net	-	-	2,431		2,431

Equity in earnings of subsidiaries	-	-	886	(886)	-

Provision (benefit) for income taxes	-	926	(926)		-

Net income (loss)	$(624)	$1,510	$1,386	$(886)	$1,386

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2001 and 2000

Note 5: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Nine Months Ended September 30, 2000
(Dollars in thousands)
COMBINED GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
Revenues:
Net Sales	$179,420	$26,474	$-		$205,894
Other income, net	5,770	53	7,510	$(12,212)	1,121
	185,190	26,527	7,510	(12,212)	207,015
Costs and expenses:
Cost of sales	147,543	23,695	-	(4,410)	166,828
Selling, general and administrative	29,487	308	5,204	(1,791)	33,208
Interest	9,065	-	7,519	(6,011)	10,573
Provision for loss on firm purchase commitment	2,485	-	-		2,485
	188,580	24,003	12,723	(12,212)	213,094

Income (loss) before provision for income tax and extraordinary gain	(3,390)	2,524	(5,213)	-	(6,079)

Extraordinary gain, net	-	-	17,421	(2,900)	14,521

Equity in earnings of subsidiaries	-	-	(1,824)	1,824	-

Provision for income taxes	75	883	1,942	(2,900)	-

Net income (loss)	$(3,465)	$1,641	$8,442	$1,824	$8,442

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2001 and 2000

Note 5: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2001
(Dollars in thousands)
COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON-GUARANTOR SUBSIDIARIES	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
Revenues:
Net sales	$66,327	$9,116	$2,201	$(2,201)	$75,443
Other income, net	244	11	3,306	(3,050)	511
	66,571	9,127	5,507	(5,251)	75,954
Costs and expenses:
Cost of sales	57,763	8,265	1,878	(1,636)	66,270
Selling, general and administrative	10,455	(95)	682	(573)	10,469
Interest	3,256	28	3,005	(3,042)	3,247
	71,474	8,198	5,565	(5,251)	79,986

Income (loss) before provision for income tax	(4,903)	929	(58)	-	(4,032)

Extraordinary gain, net	-	-	2,401	-	2,401

Equity in losses of subsidiaries	-	-	(3,072)	3,072	-

Provision (benefit) for income taxes	(1,255)	353	(353)	-	(1,255)

Net income (loss)	$(3,648)	$576	$(376)	$3,072	$(376)

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2001 and 2000

Note 5: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended September 30, 2000
(Dollars in thousands)
COMBINED GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
Revenues:
Net Sales	$56,085	$9,232	$-		$65,317
Other income (expense)	5,700	(89)	3,425	$(7,970)	1,066
	61,785	9,143	3,425	(7,970)	66,383
Costs and expenses:
Cost of sales	51,151	8,358	-	(4,410)	55,099
Selling, general and administrative	10,125	134	2,802	(1,791)	11,270
Interest	3,005	-	2,030	(1,769)	3,266
	64,281	8,492	4,832	(7,970)	69,635
Income (loss) before provision for income tax and extraordinary gain	(2,496)	651	(1,407)	-	(3,252)

Extraordinary gain, net	-	-	17,421	(15,469)	1,952

Equity in earnings of subsidiaries	-	-	(2,172)	2,172	-

Provision for income taxes	99	228	2,573	(2,900)	-

Net income (loss)	$(2,595)	$423	$11,269	$(10,397)	$(1,300)

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Nine Months Ended September 30, 2001 and 2000

Note 5: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2001
(Dollars in thousands)
COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON-GUARANTOR SUBSIDIARIES	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
Net cash flows provided by (used in) operating activities	$(2,428)	$965	$1,577	$114

Cash flows from investing activities:
Capital expenditures	(4,644)	(648)	(40)	(5,332)
Proceeds from sale of property and equipment	172	-	-	172
Decrease (increase) in other assets	766	4	(1,683)	(913)

Net cash used in investing activities	(3,706)	(644)	(1,723)	(6,073)

Cash flows from financing activities:
Proceeds from borrowings of long-term debt	-	950	-	950
Payments on long-term debt	(2,975)	(147)	-	(3,122)
Acquisition of 10 3/4 % Senior Notes	-	-	(21)	(21)
Advances to/from affiliates	34,586	-	(34,586)	-
Net change in due to/from LSB and affiliates	-	-	281	281
Net change in revolving debt	(27,887)	(170)	34,455	6,398
Net cash provided by financing activities	3,724	633	129	4,486
Net increase (decrease) in cash from all activities	(2,410)	954	(17)	(1,473)

Cash at the beginning of period	2,782	8	48	2,838

Cash at end of period	$372	$962	$31	$1,365

Note 5: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Nine Months Ended September 30, 2000
(Dollars in thousands)
COMBINED GUARANTOR SUBSIDIARIES	NON-GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
Net cash flows provided by (used in) operating activities	$1,988	$7,838	$(436)		$9,390

Cash flows from investing activities
Capital expenditures	(4,196)	(763)	(41)		(5,000)
Purchase of Senior Notes of Parent	-	(5,688)	-	$5,688	-
Decrease (increase) in other assets	10	(61)	678		627

Net cash provided by (used in) investing activities	(4,186)	(6,512)	637	5,688	(4,373)

Cash flows from financing activities:
Payments on long-term debt	(2,865)	-	(1,314)	(5,688)	(9,867)
Proceeds from borrowings on long-term debt	2,427	-	-		2,427
Net change in revolving debt	1,955	-	-		1,955

Net cash provided by (used in) financing activities	1,517	-	(1,314)	(5,688)	(5,485)

Net increase (decrease) in cash from all activities	(681)	1,326	(1,113)	-	(468)

Cash at the beginning of period	816	703	1,154		2,673

Cash at end of period	$135	$2,029	$41	$-	$2,205

Note 5: Long term Debt (continued)

In April, 2001, LSB replaced the existing Revolving Credit Facility ("Revolver") for the Company and its subsidiaries. The Company and its subsidiaries, ("the borrowers"), entered into a new $50 million credit facility with a new lender (the "Working Capital Revolver Loan"). The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventory of the Company and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or the LIBOR rate plus 4.5%. The effective interest rate was 8% at September 30, 2001. The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventory and intangibles of all the Company's entities other than El Dorado Nitric Co., ("EDNC"). EDNC is neither a borrower or guarantor of the Working Capital Revolver Loan. The Working Capital Revolver Loan requires the Company to meet certain financial covenants on a quarterly and/or annual basis. As of September 30, 2001, the Company and its subsidiaries had $39.1 million outstanding on the Working Capital Revolver Loan ($32.7 million was outstanding as of December 31, 2000 under the Revolver).

Note 6: Change in Accounting

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

In 1997, the Company entered into an interest rate forward agreement to effectively fix the interest rate on a long-term lease commitment (not for trading purposes). In 1999, the Company executed the long-term lease agreement and terminated the forward at a net cost of $2.8 million. The Company historically accounted for this hedge under the deferral method (as an adjustment of the initial term lease rentals). At December 31, 2000, the remaining deferred cost included in other assets approximated $2.4 million. The deferred cost recognized in operations amounted to $217,000 and $73,000 for the nine months and three months ended September 30, 2000, respectively. Upon adoption of SFAS 133 on January 1, 2001, the deferred cost was reclassified into accumulated other comprehensive loss and will be amortized to operations over the term of the lease arrangement. The amount amortized to operations for the nine months and three months ended September 30, 2001 was $217,000 and $73,000, respectively. The Company also periodically enters into exchange-traded futures contracts for copper and aluminum (as such products are used in the Company's Climate Control Business), which contracts are currently accounted for on a mark to market basis.

In July 2001, the FASB issued Statements No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 is effective for all business combinations initiated after June 30, 2001 and SFAS 142, that will require that goodwill and intangible assets with indefinite lives no longer be amortized but be tested for impairment at least annually, will become effective for the Company on January 1, 2002. Also in July 2001, the FASB issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligation"  which will require liability recognition for legal or contractual retirement obligations associated with tangible long-lived assets. The Company will adopt SFAS 143 effective January 1, 2003. In August 2001, the FASB issued Statement No. 144, ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" which will modify the accounting for and potentially the financial statement presentation of assets held for disposal. The Company expects to adopt SFAS 144 no later than effective January 1, 2002. The Company is currently analyzing the effect, if any, the adoption of these standards will have on its financial statements.

Note 7: Liquidity and Management's Plan

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

For the remainder of 2001, the Company has limited capital expenditures and has planned capital expenditures for 2002 of approximately $5 million but such capital expenditures are dependent upon obtaining acceptable financing. The Company will make these if there is sufficient working capital or available financing.

On November 1, 2001, the Company's subsidiary, El Dorado Chemical Company ("EDC") concluded a long term industrial grade ammonium nitrate supply agreement ("Supply Agreement") with Orica USA Inc. ("Orica"). Under the Supply Agreement, EDC will supply from it's El Dorado, Arkansas plant approximately 200,000 tons of industrial grade ammonium nitrate per year, which is the plant's manufacturing capacity for that product, for a term of no less than five (5) years. As part of the Supply Agreement, EDC will implement certain of Orica's proprietary ammonium nitrate manufacturing technology at EDC's Arkansas plant. In addition to the industrial grade ammonium nitrate products, EDC's Arkansas plant has manufacturing capacity for approximately 250,000 tons per year of agricultural grade ammonium nitrate products, 90,000 tons per year of concentrated nitric acid, and 100,000 tons per year of sulfuric acid.

Also on November 1, 2001, EDC concluded the sale of its explosives distribution business to Orica and to Nelson Brothers, LLC ("Site Agreement"). The total sales price for the distribution sites was $3.5 million, $2 million of which was paid to EDC in the first quarter of 2001, which amount was applied to the sales price. The Company will recognize a gain on the sale of these assets of approximately $2.8 million in the fourth quarter of 2001.

Effective October 1, 2001, the Company's subsidiary, Cherokee Nitrogen Company ("CNC") concluded a long term 83% ammonium nitrate solution supply agreement with Nelson Brothers, LLC ("Solution Agreement"). Under the Solution Agreement, CNC will supply to Nelson Brothers, LLC its requirements of 83% ammonium nitrate solution from CNC's Cherokee, Alabama manufacturing plant for a term of no less than five (5) years.

As of September 30, 2001, LSB, the parent of the Company, owes the Company a net amount of approximately $12.9 million, of which $10.0 million bears an annual rate of interest of 10-3/4%, payable semiannually on June 1 and December 1, with the principal due in 2007 and $3.4 million bears interest at 7% with the principal and interest due in 2007.

Assuming the Company is successful in executing the plan as discussed above, management of the Company believes the Company has adequate resources to meet its obligations as they come due. This expectation could change in the near term if there are unforeseen adverse events.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

    The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Company's September 30, 2001 Condensed Consolidated Financial Statements.

    Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statement".

OVERVIEW

GENERAL

    In October 1997, the Company was organized as a new wholly owned subsidiary of LSB Industries, Inc. ("LSB"). The Company owns or leases substantially all of LSB's Chemical and Climate Control Businesses or assets. See Note 1 of Notes to Condensed Consolidated Financial Statements. Information about the Company's operations in different industry segments for the nine months and three months ended September 30, 2001 and 2000 is detailed in Note 4 of Notes to Condensed Consolidated Financial Statements.

Chemical Business

    The Company's Chemical Business manufactures three principal product lines that are derived from anhydrous ammonia: (1) fertilizer grade ammonium nitrate and urea ammonia nitrate for the agricultural industry, (2) explosive grade ammonium nitrate for the mining industry and (3) concentrated, blended and regular nitric acid for industrial applications. In addition the company also produces sulfuric acid for industrial applications.

    On October 31, 2000 subsidiaries of LSB, which are not subsidiaries of the Company, acquired two chemical plants. One plant is in Cherokee, Alabama ("Cherokee Plant"). This plant is being leased to and operated by a subsidiary of the Company. The other plant is in Crystal City, Missouri ("Crystal City Plant"). This plant was shut down by the LSB subsidiary which is not a subsidiary of the Company concurrent with the purchase thereof. In July 2001, the Crystal City Plant was sold by the LSB subsidiary which is not a subsidiary of the Company for approximately $4 million. Approximately $1.8 million of the proceeds was retained by LSB and its subsidiaries which are not subsidiaries of the Company with the remainder, by agreement with the Company's lender, being applied against the Company's outstanding balance on the Working Capital Revolver Loan.

    Net Sales in the Chemical Business were $150.4 million for the nine months ended September 30, 2001 and $106.9 million for the nine months ended September 30, 2000. The gross profit was $12.7 million for 2001 and $14.1 million for 2000 (or 8.4% of net sales in 2001 compared to 13.1% in 2000). The net sales include approximately $27.4 million and gross profit includes approximately $.2 million associated with the Cherokee Plant as discussed above.

    On November 1, 2001, the Company's subsidiary, El Dorado Chemical Company ("EDC") concluded a long term industrial grade ammonium nitrate supply agreement ("Supply Agreement") with Orica USA Inc. ("Orica"). Under the Supply Agreement, EDC will supply from it's El Dorado, Arkansas plant approximately 200,000 tons of industrial grade ammonium nitrate per year, which is the plant's manufacturing capacity for that product, for a term of no less than five (5) years. As part of the Supply Agreement, EDC will implement certain of Orica's proprietary ammonium nitrate manufacturing technology at EDC's Arkansas plant. In addition to the industrial grade ammonium nitrate products, EDC's Arkansas plant has manufacturing capacity for approximately 250,000 tons per year of agricultural grade ammonium nitrate products, 90,000 tons per year of concentrated nitric acid, and 100,000 tons per year of sulfuric acid.

    Also on November 1, 2001, EDC concluded the sale of its explosives distribution business to Orica and to Nelson Brothers, LLC ("Site Agreement"). The total sales price for the distribution sites was $3.5 million, $2 million of which was paid to EDC in the first quarter of 2001, which amount was applied to the total sales price. The Company will recognize a gain on the sale of these assets of approximately $2.8 million in the fourth quarter of 2001.

    Effective October 1, 2001, the Company's subsidiary, Cherokee Nitrogen Company ("CNC") concluded a long term 83% ammonium nitrate solution supply agreement with Nelson Brothers, LLC ("Solution Agreement"). Under the Solution Agreement, CNC will supply to Nelson Brothers, LLC its requirements of 83% ammonium nitrate solution from CNC's Cherokee, Alabama manufacturing plant for a term of no less than five (5) years.

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

    Sales in the Climate Control Business have increased from $99 million for the nine months ended September 30, 2000 to $105.7 million in the nine months ended September 30, 2001 and the gross profit has increased from $25 million for the first nine months in 2000 to $27.2 million in 2001.

RESULTS OF OPERATIONS

Nine months ended September 30, 2001 vs. Nine months ended September 30, 2000.

    Revenues

     Total revenues for the nine months ended September 30, 2001 and 2000 were $257.4 million and $207 million, respectively (an increase of $50.3 million relating to sales and an increase of $.1 million in other income).

    Net Sales

     Consolidated net sales included in total revenues for the nine months ended September 30, 2001 were $256.2 million, compared to $205.9 million for 2000, an increase of $50.3 million. During the first nine months of 2001, the Cherokee Plant, which began operations in the fourth quarter of 2000, contributed $27.4 million to the Company's net sales. The remaining increase in sales resulted from: (i) increased sales relating to the Chemical Business of $16.1 million from increased customer demand and higher sales prices of explosive products and (ii) increased sales of $6.8 million in the Climate Control Business due primarily from an increase in customer demand and higher sales prices relating to heat pump products and the increase in sales of new products and services introduced in the second and third quarters of 2000. This increase in sales was partially offset by a decrease in certain products in the Climate Control Business.

    Gross Profit

    Gross profit as a percentage of sales was 15.6% for the nine months ended September 30, 2001, compared to 19% for the 2000 period. The decrease in the gross profit percentage was the result of lower profit margins in the Chemical Business due primarily to increased raw material costs resulting, in part, from the extremely high cost of natural gas in December 2000 and January 2001 late 2000 and the first two quarters of 2001 and competitive pressures on sales prices of the agricultural products. This decrease was partially offset by (i) improved margins of the explosive products in the Chemical Business and (ii) improved margins of certain products in the Climate Control Business.

    Selling, General and Administrative Expenses

    Selling, general and administrative ("SG&A") expenses as a percent of net sales were 13.4% in the nine-month period ended September 30, 2001, compared to 16.1% for 2000. This decrease is primarily the result of higher sales without a comparable increase in expenses and that the Company incurred a fee of approximately $1.4 million under the Management Agreement with LSB in 2000 (none was contractually required through the nine months ended September 30, 2001 since EBITDA, as defined in the Management Fee Agreement, was less than the required $19.5 million for such period and EBITDA is not expected to significant exceed, if at all, the minimum requirement of $26 million for the year ending December 31, 2001). This decrease was partially offset by an increase relating to new products and services introduced in the third quarter of 2000 in the Climate Control Business.

    Interest Expense

    Interest expense for the Company was $10.2 million and $10.6 million during the nine months ended September 30, 2001 and 2000, respectively. The interest expense decreased primarily from the reduced debt outstanding resulting from the repurchase of the Senior Unsecured Notes during 2000 and decreased lenders' prime rates offset, in part, by the increase in borrowings under the provisions of the Working Capital Revolver Loan.

     Benefit from Termination (Provision for Loss)

    The Company had a gain of approximately $2.3 million from the termination of firm purchase commitments for the nine months ended September 30, 2001 compared to a provision for loss on firm purchase commitments of $2.5 million for the same period in 2000. Effective June 2001, the Company renegotiated its contract to purchase anhydrous ammonia. In connection with the termination of the above-market take-or-pay provisions of the firm purchase commitments, the Chemical Business recognized a gain of $2.3 million in the second quarter of 2001.

     Loss Before Provision for Taxes and Extraordinary Gain

    The Company had a loss before provision for income taxes and extraordinary gain of $1 million in the nine-month period ended September 30, 2001 compared to a loss of $6.1 million in the nine months ended September 30, 2000. The decrease in loss of $5.1 million was primarily due to the increased gross profit of the Climate Control Business and the benefit from termination of the firm purchase commitments recognized in 2001 compared to a loss incurred in 2000 as discussed above. This decrease in loss was partially offset by the decreased gross profit of the Chemical Business and the increase in SG&A expenses as discussed above.

     Provision for Income Taxes

    There were no provisions for income taxes associated with the loss from operations for the nine months ended September 30, 2001 and 2000.

    Extraordinary Gain

     In September 2001, the Company purchased Senior Unsecured Notes having a face value of approximately $4.7 million from a subsidiary of LSB which is not a subsidiary of the Company at the subsidiary's cost and recognized a gain of approximately $2.4 million, net of income taxes of $.2 million. During the second and third quarters of 2000, the Company repurchased Senior Unsecured Notes having a face value of approximately $25.2 million and recognized a gain of approximately $14.5 million, net of income taxes of $2.9 million.

Three months ended September 30, 2001 vs. Three months ended September 30, 2000.

    Revenues

     Total revenues for the three months ended September 30, 2001 and 2000 were $76 million and $66.4 million, respectively (an increase of $10.1 million relating to sales and a decrease of $.5 million in other income).

    Net Sales

    Consolidated net sales included in total revenues for the three months ended September 30, 2001 were $75.4 million, compared to $65.3 million for 2000, an increase of $10.1 million. During the three months ended September 30, 2001, the Cherokee Plant, which began operations in the fourth quarter of 2000, contributed $6.5 million to the Company's net sales. The remaining increase in sales resulted primarily from increased sales relating to the Chemical Business of $3.4 million from increased customer demand and improved sales prices of explosive products.

    Gross Profit

    Gross profit as a percentage of sales was 12.2% for the three months ended September 30, 2001, compared to 15.6% for the 2000 period. The decrease in the gross profit percentage was primarily the result of losses in the Chemical Business due, in part, to increased raw material costs and competitive pressures on sales prices of the agricultural products. This decrease was partially offset by (i) improved margins of the explosive products in the Chemical Business and (ii) improved margins of certain products in the Climate Control Business.

     Selling, General and Administrative Expenses

    Selling, general and administrative ("SG&A") expenses as a percent of net sales were 13.9% in the three-month period ended September 30, 2001, compared to 17.3% for 2000. This decrease is primarily the result of higher sales without a comparable increase in expenses and that the Company incurred a fee of approximately $.5 million under the Management Agreement with LSB in 2000 (none was required to be paid to LSB for the three months ended September 30 and the accrual of $.9 million that was accrued as of June 30, 2001, for the first two quarters of 2001 was reversed through SG&A expense).

    Interest Expense

    Interest expense for the Company was $3.2 and $3.3 million during the three months ended September 30, 2001 and 2000, respectively. The interest expense decreased primarily from the reduced debt outstanding resulting from the repurchase of the Senior Unsecured Notes during 2000 and decreased lenders' prime rates offset, in part, by the increase in borrowings under the provisions of the Working Capital Revolver Loan.

    Loss Before Benefit for Taxes and Extraordinary Gain

   The Company had a loss of $4 million before benefit for income taxes and extraordinary gain in the three-month period ended September 30, 2001 compared to a loss of $3.3 million in the three months ended September 30, 2000. The increase in loss of $.7 million was primarily due to the decrease in margins of the Chemical Business as discussed above, and the decrease in other income. This increase in loss was partially offset by the increase in gross profit of the Climate Control Business and the decrease in SG&A expenses as discussed above.

     Benefit for Income Taxes

    A benefit for income taxes of approximately $1.3 million associated with the loss from operations was recognized for the three months ended September 30, 2001 including a benefit for deferred income taxes of $1 million (none in 2000 due to the net loss for the period). This benefit represented a reversal of the income tax provision recognized for the six months ended June 30, 2001.

     Extraordinary Gain

    In September 2001, the Company purchased Senior Unsecured Notes having a face value of approximately $4.7 million from a subsidiary of LSB which is not a subsidiary of the Company at the subsidiary's cost and recognized a gain of approximately $2.4 million, net of income taxes of $.2 million. During the third quarter of 2000, the Company repurchased Senior Unsecured Notes having a face value of approximately $6 million and recognized a gain of approximately $2 million, net of income taxes of $2 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations

    Historically, the Company's primary cash needs have been for operating expenses, working capital and capital expenditures. The Company has financed its cash requirements primarily through internally generated cash flow, borrowings under its revolving credit facilities, and secured equipment financing. Net cash provided by operating activities for the nine months ended September 30, 2001 was $.1 million, after certain non-cash and working capital adjustments.  The change in working capital items was comprised of the increase in inventories relates primarily to the increase in (i) inventory at the Cherokee Plant which began operations in October 2000 and (ii) introduction of new products in 2000, offset in part, by the elimination of certain products in the Climate Control Business. The decrease in accounts payable is primarily due to the timing of payments and a decrease in production of industrial acid products in the Chemical Business and the elimination of certain products in the Climate Control Business. This decrease was offset, in part, due to the operations at the Cherokee plant and the introduction of new products and services in the Climate Control Business. The increase in accrued liabilities includes an increase in deferred revenue relating to the sale of the option to purchase the building in which Climate Master, Inc. builds its products to a non-ClimaChem subsidiary, an increase in a deferred lease payment due in December 2001, increase in accrued interest on the Senior Unsecured Notes due December 2001 and the prepayment received on the sale of the Company's explosives distribution outlets. This increase was partially offset by a decrease in the amount of deposits held by the Chemical Business.

Cash Flow From Investing And Financing Activities

    Cash used in investing activities for the nine months ended September 30, 2001 included $5.3 million in capital expenditures and $.9 million increase in other assets. The increase in other assets is primarily due to an increase in deferred loan costs relating to the new credit facility.

    Net cash provided by financing activities included proceeds from a long-term debt issuance of $1 million and a net increase in revolving working capital debt of $6.4 million, offset in part, by payments on long-term debt of $3.1 million. The net increase in the revolving working capital debt funded the operating loss, the increase in accounts receivable and inventories and the decrease in accounts payable.

Source of Funds

    The Company owns or leases substantially all of LSB's Chemical and Climate Control Businesses or assets. The Company and its subsidiaries are dependent on credit agreements with lenders, Indenture with bondholders, and internally generated cash flow in order to fund their operations and pay their debts and obligations.

    In April 2001, the Company and its subsidiaries entered into a new $50 million credit facility ("Working Capital Revolver Loan"). The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventory of the Company and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or the LIBOR rate plus 4.5%. Interest is due monthly. The Working Capital Revolver Loan provides for up to $8.5 million of letters of credit. The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventory and intangibles of all the Company's entities other than El Dorado Nitric Co., ("EDNC") and certain assets of non-ClimaChem entities. LSB, each of the Company's subsidiaries (except EDNC) and two LSB subsidiaries are guarantors of the indebtedness. EDNC is neither a borrower or guarantor of the Working Capital Revolver Loan. The Working Capital Revolver Loan requires the Company to meet certain financial covenants on a quarterly and/or annual basis. The Working Capital Revolver Loan requires the borrowers to have varying minimum amounts of availability under the revolver, which amounts generally increase prior to interest payment due dates of the Senior Notes discussed in Note 5 of Notes to Condensed Consolidated Financial Statements. The Working Capital Revolver Loan requires that ClimaChem's excess availability, as defined, equal an amount not less than $3.8 million, on each interest payment date, after making the interest payment due pursuant to the Company's 10 3/4% Senior Unsecured Notes.

    As of September 30, 2001, the Company had borrowing availability under the Working Capital Revolver Loan of $8.2 million, prior to the required reserves of which were $4.5 million at September 30, 2001, with an effective interest rate of 8%. Borrowings under the Working Capital Revolver Loan outstanding at September 30, 2001, were $39.1 million. The interest on the outstanding debt under the Working Capital Revolver Loan at September 30, 2001, at the rates then in effect would approximate $3.1 million annually.

    As of September 30, 2001, the Company has outstanding $75.1 million in Senior Unsecured Notes ("Notes") including the $4.5 million in notes held by a subsidiary of LSB which is not a subsidiary of ClimaChem, which require that a semi-annual interest payment of $4 million be paid on December 1, 2001.

    For the remainder of 2001, the Company has limited capital expenditures and has planned capital expenditures for 2002 of approximately $5 million but such capital expenditures are dependent upon obtaining acceptable financing. The Company will make these expenditures if there is sufficient working capital or available financing. As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the wastewater program is not yet finally determined but is currently expected to require future capital expenditures of approximately $2 to $3 million. Discussions for securing financing are currently underway.

    On November 1, 2001, the Company's subsidiary, El Dorado Chemical Company ("EDC") concluded a long term industrial grade ammonium nitrate supply agreement ("Supply Agreement") with Orica USA Inc. ("Orica"). Under the Supply Agreement, EDC will supply from it's El Dorado, Arkansas plant approximately 200,000 tons of industrial grade ammonium nitrate per year, which is the plant's manufacturing capacity for that product, for a term of no less than five (5) years. As part of the Supply Agreement, EDC will implement certain of Orica's proprietary ammonium nitrate manufacturing technology at EDC's Arkansas plant. In addition to the industrial grade ammonium nitrate products, EDC's Arkansas plant has manufacturing capacity for approximately 250,000 tons per year of agricultural grade ammonium nitrate products, 90,000 tons per year of concentrated nitric acid, and 100,000 tons per year of sulfuric acid.

    Also on November 1, 2001, EDC concluded the sale of its explosives distribution business to Orica and to Nelson Brothers, LLC ("Site Agreement"). The total sales price for the distribution sites was $3.5 million, $2 million of which was paid to EDC in the first quarter of 2001, which amount was applied to the total sales price. The Company will recognize a gain on the sale of these assets of approximately $2.8 million in the fourth quarter of 2001.

    Effective October 1, 2001, the Company's subsidiary, Cherokee Nitrogen Company ("CNC") concluded a long term 83% ammonium nitrate solution supply agreement with Nelson Brothers, LLC ("Solution Agreement"). Under the Solution Agreement, CNC will supply to Nelson Brothers, LLC its requirements of 83% ammonium nitrate solution from CNC's Cherokee, Alabama manufacturing plant for a term of no less than five (5) years.

    As of September 30, 2001, LSB, the parent of the Company, owes the Company a net amount of approximately $12.9 million, of which $10.0 million bears an annual rate of interest of 10-3/4%, payable semiannually on June 1 and December 1, with the principal due in 2007 and $3.4 million bears interest at 7% with the principal and interest due in 2007.

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

    Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, for an expanded analysis of expected maturities of long-term debt and its weighted average interest rates.

 Interest Rate Risk

    The Company's interest rate risk exposure results from its debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long-term rates, primarily fixed rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

    As of September 30, 2001, the Company's variable rate and fixed rate debt, which aggregated $130.4 million, exceeded the debt's fair market value by approximately $43.9 million ($51.8 million at December 31, 2000). The fair value of the Company's Senior Notes was determined based on a market quotation for such securities.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward Looking Statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward Looking Statements. Forward Looking Statements contained herein relate to, among other things, amount to be spent relating to compliance with federal, state and local
  Environmental laws at the El Dorado Facility,

  anticipated financial performance,

  adequate cash flows to meet its presently anticipated working capital requirements,

  contingencies will not result in substantial adverse impact in the Company's liquidity,
  management believes that the Company has adequate resources to meet its obligations as they come due,

  ability to make planned capital improvements and

  ability to obtain financing for waste water disposal project.

    While the Company believes the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, decline in general economic conditions, both domestic and foreign,

  material reduction in revenues,

  material increase in interest rates,

  inability to collect in a timely manner a material amount of receivables,

  increased competitive pressures,

  changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending,

  additional releases (particularly air emissions) into the environment,

  material increases in equipment, maintenance, operating or labor costs not presently anticipated by the Company,

  the requirement to use internally generated funds for purposes not presently anticipated,

  inability to secure additional financing for planned capital expenditures,

  the cost for the purchase of anhydrous ammonia and natural gas, changes in competition,

  the loss of any significant customer,

  changes in operating strategy or development plans,

  inability to fund the working capital and expansion of the Company's businesses,

  inability to obtain necessary raw materials, and

  other factors described in "Management's Discussion and Analysis of Financial
  Condition and Results of Operation" contained in this report.

    Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward Looking Statements contained herein to reflect future events or developments.

Independent Accountants' Review Report

Board of Directors
ClimaChem, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of ClimaChem, Inc. and subsidiaries as of September 30, 2001, and the related condensed consolidated statements of operations for the nine-month and three-month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

November 9, 2001

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     There are no additional material legal proceedings pending against the Company and/or its subsidiaries not previously reported by the Company in Item 3 of its Form 10-K for the fiscal period ended December 31, 2000, which Item 3 is incorporated by reference herein.

Item 2. Changes in Securities

    Not applicable

Item 3. Defaults upon Senior Securities

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 5. Other information

    Not applicable

Item 6. Exhibits and Reports on Form 8-K

(A	)	Exhibits

The Company has included the following exhibits in this report:

15.1 Letter Re: Unaudited Financial Information

(B	)	Reports of Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 12th day of November, 2001.

CLIMACHEM, INC.

By:/s/ Tony M. Shelby
Tony M. Shelby,
Vice President - Chief Financial
Officer, (Principal Financial Officer)

By:/s/ Jim D. Jones
Jim D. Jones
Vice President - Treasurer
(Principal Accounting Officer)