Form 10-K
period 2001-12-31
CLIMACHEM INC
filed 2002-04-01
CIK 1053518

SEC 1344 (2-2002) Previous versions obsolete	Persons who potentially are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

OMB APPROVAL

OMB Number: 3235-0058

Expires: January 31, 2005

    Estimated average burden hours per response. .
.2.50

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
Washington, D.C. 20549

FORM 12b-25

       SEC FILE
      NUMBER
333-44905

       CUSIP
      NUMBER           187168
AC3

NOTIFICATION OF LATE FILING

(Check One): [X]
Form 10-K  [  ] Form 20-F  [  ] Form 11-K  [
] Form 10-Q  [  ] Form N-SAR

For Period Ended:  December 31,
2001
[  ] Transition Report on Form
10-K
[  ] Transition Report on Form 20-F
[  ] Transition
Report on Form 11-K
[  ] Transition Report on Form 10-Q
[  ]
Transition Report on Form N-SAR
For the Transition Period Ended:
___________________

       Read Instruction (on back page) Before Preparing Form.
Please Print or Type.

       Nothing in this form shall be construed to imply that the
      Commission has verified any information contained
herin.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

_________________________________________________________________________________

    PART I -- REGISTRANT
INFORMATION

    ___________________________________________________________________________________________________________________________
      Full Name of
      Registrant
ClimaChem, Inc.

    ___________________________________________________________________________________________________________________________
      Former Name if
      Applicable

    ___________________________________________________________________________________________________________________________
      Address of Principal Executive Office (Street and
Number)

      16 South
      Pennsylvania
      City, State and Zip Code : Oklahoma City, Ok.
73107

PART II -- RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate)

[X]
    (a) The reasons described in
      reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
(b) The subject annual report,
      semi-annual report, transition report on Form 10-K, Form 20-F,11-K or Form
      N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

(c) The accountant's statement or other exhibit required by Rule
12b-25(c) has been attached if applicable.

PART III -- NARRATIVE

State below in reasonable detail the reasons why Forms 10-K,
20-F, 11-K, 10-Q, N-SAR, or the transition report portion thereof, could not be filed within the prescribed time period.

(Attach Extra Sheets if Needed)

Additional time is needed to complete development
of appropriate disclosure for inclusion in the "Notes to Consolidated Financial
Statement" and "Management's Discussion and Analysis of Liquidity and Capital
Resources" sections of its Form 10k.

PART IV-- OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

               Heidi
      Brown
      (405)
235-4546

    _________________________
(Name)
    _________________________  (Area
Code)
    _________________________  (Telephone
Number)

(2) Have all other periodic reports reports required under
"http://www.sec.gov/divisions/corpfin/34act/sect13.htm">Section 13 or
"http://www.sec.gov/divisions/corpfin/34act/sect15.htm#d">15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act
of 1940 during the preceeding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If answer is no, identify report(s). [ X ]Yes [ ]No
________________________________________________________________________________

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? [ X ]Yes [ ]No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

The Registrants' Form 10-K when filed, will report
an audited loss before income taxes and extraordinary gain of approximately
$2,000 compared to a audited loss before income taxes and extraordinary gain of approximately $13,838,000.  The Registrant believes that the reduced loss before income taxes and extraordinary gain was  primarily due to gains on the sale of certain assets and the benefit from the termination of firm purchase commitment recognized in 2001.

ClimaChem,
Inc.

(Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  April 01,
2002
     By:  Jimmie D.
Jones

INSTRUCTION: The form may be signed by an executive officer of the registrant of by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (orther than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

ATTENTION

       Intentional misstatements or omissions of fact
      constitute Federal Criminal Violations (See 18 U.S.C.
1001).

General Instructions

1. This form is required by Rule 12b-25 (17 CFR 240.12b-25)
of the General Rules and Regulations under the Securities Exchange Act of 1934.

2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission,
Washington, D.C. 20549, in accordance with Rule0-3 of the General Rules and
Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.
3. A
manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.
4. Amendments to the notifications must also be filed on form
12b-25 but need not restate information that has been correctly furnished. The form shall be clearly indentified as an amended notification.
5.
Electronic filers. This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit a report within the time period prescribed due to difficulties in electronic filing should comply with either
Rule 201 or Rule 202of Regulation S-T (232.201 or 232.202 of this chapter) or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T (232.13(b)
of this Chapter).
http://www.sec.gov/divisions/corpfin/forms/12b-25.htm
Last update:
02/11/2002