Form 10-K
period 2001-12-31
CLIMACHEM INC
filed 2002-04-03
CIK 1053518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended: December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from ___________ to ___________

Commission File Number:
CLIMACHEM, INC.

(Exact Name of Registrant as Specified in its Charter)

Oklahoma	73-1528549
(State of Incorporation)	(I.R.S. Employer Identification No.)
16 South Pennsylvania Avenue Oklahoma City, Oklahoma	73107
(Address of Principal Executive Offices	(Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

All outstanding shares of common stock of the registrant are held directly or indirectly by the registrant's parent company, LSB Industries, Inc.

The information required by Part III of this Form 10-K is incorporated by reference from the registrant's proxy statement to be filed pursuant to regulation 14A which involves the election of directors no later than 120 days after the end of the fiscal year covered by this Form 10-K.

FORM 10-K CLIMACHEM, INC.
TABLE OF CONTENTS

PART I
PART III	42

The information required by Part III of this Form 10-K is incorporated by reference from the registrant's proxy statement to be filed pursuant to regulation 14A which involves the election of directors no later than 120 days after the end of the fiscal year covered by this Form 10-K

PART IV
Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	43

PART I

ITEM 1. BUSINESS

GENERAL

ClimaChem, Inc., an Oklahoma corporation ("the Company"), a wholly owned subsidiary of LSB Industries, Inc. ("LSB"), engages, through its subsidiaries, in the manufacture and sale of (i) chemical products for the explosives, agricultural and industrial acids markets (the "Chemical Business"), and (ii) a broad range of hydronic fan coils and water source heat pumps as well as other products used in commercial and residential air conditioning systems (the "Climate Control Business").

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

The Climate Control Business seeks to establish leadership positions in niche markets by offering extensive product lines, custom tailored products and proprietary new technologies. Under this focused strategy, the Company has developed the most extensive line of hydronic fan coils and water source heat pumps in the United States. The Company has developed flexible production to allow it to custom design units for the growing retrofit and replacement markets. Products recently developed by the Company include large custom air handlers and ultraviolet light units for bacteria removal. The Climate Control Business is a pioneer in the use of geothermal water source heat pumps in residential and commercial applications. The Company believes that an aging installed base of residential HVAC systems, coupled with relatively short payback periods of geothermal systems, will continue to increase demand for its geothermal products in the residential replacement market. See "Special Note Regarding Forward-Looking Statements."

The Company finances its working capital requirements for its wholly-owned subsidiaries through borrowings under a $50 million credit facility with a lender (the "Working Capital Revolver Loan") maturing in April 2005.

In June 2001, the Company reached an agreement with its supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated effective June 30, 2001. Under the new agreement, the Chemical Business will purchase 100% of its requirements of purchased ammonia at market price plus transportation to the Chemical Business Facility in El Dorado, Arkansas through December 2002.

On November 1, 2001, El Dorado Chemical Company ("EDC") entered into the sale of a significant portion of its explosives distribution assets to a customer ("Customer") and one of its affiliates ("Affiliate").

Effective October 1, 2001, the Company's subsidiary, Cherokee Nitrogen Company ("CNC") entered into a long term cost-plus supply agreement with the Affiliate. Under this contract, CNC will supply to the Affiliate its requirements of 83% ammonium nitrate solution from CNC's Cherokee, Alabama manufacturing plant for a term of no less than five (5) years.

On November 1, 2001, EDC entered into a long term cost-plus industrial grade ammonium nitrate supply agreement ("Supply Agreement") with the Customer. Under the Supply Agreement, EDC will supply from it's El Dorado, Arkansas plant approximately 200,000 tons of industrial grade ammonium nitrate per year, which is approximately 90% of the plant's manufacturing capacity for that product, for a term of no less than five (5) years. In addition to the industrial grade ammonium nitrate products, EDC's Arkansas plant has manufacturing capacity for approximately 250,000 tons per year of agricultural grade ammonium nitrate products, 90,000 tons per year of concentrated nitric acid, and 100,000 tons per year of sulfuric acid.

During the year ended December 31, 2001, the Company repurchased Senior Unsecured Notes having a face value of approximately $4.7 million.

Due to certain alleged violations of explosives storage and related regulations in February 2002, the government regulator of explosives companies, Bureau of Alcohol, Tobacco and Firearms ("BATF"), has issued an order revoking the manufacturing license of Slurry Explosive Corporation ("Slurry"), a subsidiary of the Company, for its Hallowell, Kansas facility ("Hallowell Facility") to produce certain explosives products. The license revocation order was upheld by an administrative law judge after an administrative trial. Slurry is currently reviewing its legal alternatives regarding the license revocation. In addition, Slurry and the Company have received a grand jury subpoena from the U.S. Attorney's office of Wichita, Kansas requesting business records of Slurry. Slurry is complying with such subpoena. A different subsidiary of the Company in the explosive business has filed an application with the BATF to obtain a manufacturing license for the Hallowell Facility. There is no assurance that the subsidiary will be able to obtain such license. Since February 2002, Slurry continued to manufacture certain non-explosive products at its Hallowell Facility. The Company has other production facilities where it can produce some explosives products to service its customers. Slurry's sales for the years ended December 31, 2001, 2000 and 1999 were approximately $21.8, $18.2 and $15.8 million, respectively, which were approximately 7% of consolidated net sales in 2001 and 2000 and 6% of consolidated net sales in 1999.

SEGMENT INFORMATION AND FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Schedules of the amounts of sales, operating profit and loss, and identifiable assets attributable to each of the Company's lines of business and of the amount of export sales of the Company in the aggregate and by major geographic area for each of the Company's last three fiscal years appear in Note 16 of the Notes to Consolidated Financial Statements included elsewhere in this report.

All discussions below are that of Businesses continuing and accordingly exclude the discontinued operations of the Australian subsidiary's operations sold in 1999.

CHEMICAL BUSINESS

GENERAL

The Company's Chemical Business manufactures three principal product lines that are derived from anhydrous ammonia: (1) fertilizer grade ammonium nitrate and urea ammonia nitrate ("UAN") for the agricultural industry, (2) explosive grade ammonium nitrate and solutions for the mining industry and (3) concentrated, blended and mixed nitric acid and sulfuric acid for industrial applications. The Chemical Business' principal manufacturing facilities are located in El Dorado, Arkansas ("El Dorado Facility") and Cherokee, Alabama, ("Cherokee Facility"). The other manufacturing operations are located in Hallowell, Kansas, Wilmington, North Carolina, and Baytown, Texas. The following discussion is that of the Businesses continuing and accordingly excludes the business disposed of in 1999.

For each of the years 2001, 2000 and 1999, approximately 32%, 27% and 26% of the respective sales of the Chemical Business consisted of sales of fertilizer and related chemical products for agricultural purposes, which represented approximately 18%, 15% and 14% of the Company's consolidated sales for each respective year. For each of the years 2001, 2000 and 1999, approximately 40%, 35% and 39% of the respective sales of the Chemical Business consisted of sales of ammonium nitrate and other chemical-based blasting products for the mining industry, which represented approximately 23%, 18% and 20% of the Company's 2001, 2000 and 1999 consolidated sales, respectively. For each of the years 2001, 2000 and 1999, approximately 28%, 38% and 35% of the respective sales of the Chemical business consisted of the industrial acids for sale in the food, paper, chemical and electronics industries, which represented approximately 17%, 20% and 18% of the Company's 2001, 2000 and 1999 consolidated sales respectively. Sales of the Chemical Business accounted for approximately 58%, 53% and 52% of the Company's 2001, 2000 and 1999 consolidated sales, respectively. For 2001, agricultural and explosives product sales include sales associated with the Cherokee Facility which the Company began operating October 31, 2000.

AGRICULTURAL PRODUCTS

The Chemical Business produces ammonium nitrate, a nitrogen-based fertilizer, at the El Dorado Facility and the Cherokee Facility and produces UAN at the Cherokee Facility. Ammonium nitrate and UAN are two of several forms of nitrogen-based fertilizers which include anhydrous ammonia and urea. Although, to some extent, the various forms of nitrogen-based fertilizers are interchangeable, each has its own characteristics which produce agronomic preferences among end users. Farmers decide which type of nitrogen-based fertilizer to apply based on the crop planted, soil and weather conditions, regional farming practices and relative nitrogen fertilizer prices. The Company sells these agricultural products to farmers, fertilizer dealers and distributors located primarily in the South Central and Southeastern United States.

The Chemical Business markets are in close proximity to its El Dorado, Arkansas and Cherokee, Alabama facilities and include a high concentration of pasture land and row crops which favor the Company's products. The Company develops its market position in these areas by emphasizing high quality products, customer service and technical advice. Using a proprietary prilling process, the El Dorado Facility produces a high performance ammonium nitrate fertilizer that, because of its uniform size, is easier to apply than many competing nitrogen-based fertilizer products. The Company believes that its "E-2" brand ammonium nitrate fertilizer is recognized as a premium product within its primary market. See "Special Note Regarding Forward - Looking Statements". In addition, the El Dorado Facility establishes long-term relationships with end users through its network of 22 wholesale and retail distribution centers and the Cherokee Facility sells directly to agricultural cooperative customers.

EXPLOSIVES

The Chemical Business manufactures low density ammonium nitrate-based explosives. In addition, the Company manufactures and sells a branded line of packaged explosives used in construction, quarrying and other applications, particularly where controlled explosive charges are required. Packaged explosives are used for applications requiring controlled explosive charges and typically command a premium price and produce higher margins. The Company's Slurry packaged explosive products are sold nationally and internationally to other explosive companies and end-users.

INDUSTRIAL ACIDS

The Chemical Business manufactures and sells industrial acids, primarily to the food, paper, chemical and electronics industries. The Company is a major supplier to third parties of concentrated nitric acid, which is a special grade of nitric acid used in the manufacture of plastics, pharmaceuticals, herbicides, explosives, and other chemical products. In addition, the Company produces and sells regular, blended and mixed nitric acid and a variety of grades of sulfuric acid. The Company competes on the basis of price and service, including on-time reliability and distribution capabilities. The Company provides inventory management as part of the value-added services it offers to its customers.

Subsidiaries within the Company's Chemical Business entered into a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, El Dorado Nitric Company ("EDNC") operates a nitric acid plant (the "EDNC Baytown Plant") at Bayer's Baytown, Texas chemical facility. Under the terms of the Bayer Agreement, Bayer will purchase from EDNC all of its requirements for nitric acid to be used by Bayer at its Baytown, Texas facility for an initial ten-year term ending May 2009. EDNC will purchase from Bayer its requirements for anhydrous ammonia for the manufacture of nitric acid as well as utilities and other services. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal.

EDNC and Bayer may terminate the Bayer Agreement upon the occurrence of certain events of default if not cured. Bayer retains the right of first refusal with respect to any bona fide third-party offer to purchase any voting stock of EDNC or any portion of the EDNC Baytown Plant.

MAJOR CUSTOMER

Sales to one customer, Bayer, of the Company's Chemical Business segment represented approximately 14% of the Company's total revenues for 2000. There were no customers with sales of more than 10% of the Company's total revenues for 2001 and 1999. As discussed above, under the terms of the Bayer Agreement, Bayer will purchase from a subsidiary of the Company all of its requirements for nitric acid to be used at its Baytown, Texas facility for an initial ten-year term ending May 2009.

RAW MATERIALS

Anhydrous ammonia and natural gas represent the primary components in the production of most of the products of the Chemical Business. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". As a result of the acquisition of the Cherokee Facility on October 31, 2000, the Chemical Business became a purchaser of natural gas.

Under the Company's ammonia supply agreement, the Chemical Business will purchase 100% of its requirements of purchased ammonia at market price plus transportation to the Chemical business Facility in El Dorado, Arkansas through December 2002. The Company's natural gas feed stock requirements are purchased at spot market price for delivery at its Cherokee Facility. The Company believes that it could obtain anhydrous ammonia from other sources in the event of a termination of the above-referenced contract. See "Special Note Regarding Forward-Looking Statements" and Note 11 of Notes to Consolidated Financial Statements.

 SEASONALITY

The Company believes that the only seasonal products of the Chemical Business are fertilizer and related chemical products sold to the agricultural industry. The selling seasons for those products are primarily during the spring and fall planting seasons, which typically extend from March through June and from September through November in the geographical markets in which the majority of the Company's agricultural products are distributed. As a result, the Chemical Business increases its inventory of ammonium nitrate and UAN prior to the beginning of each planting season. Sales to the agricultural markets depend upon weather conditions and other circumstances beyond the control of the Company. The agricultural markets serviced by the Chemical Business have sustained a drought resulting in a lack of demand for the Chemical Business' fertilizer products during the 2000 and 1999 fall and spring planting seasons, which had a material adverse effect on the Company.

REGULATORY MATTERS

Each of the Chemical Business' packaged explosive products facilities must be licensed by the Bureau of Alcohol, Tobacco and Firearms in order to manufacture and distribute blasting products. See "Business-General". The Chemical Business is also subject to extensive federal, state and local environmental laws, rules and regulations. See "Environmental Matters" and "Legal Proceedings".

Due to certain alleged violations of explosives storage and related regulations in February 2002, the government regulator of explosives companies, Bureau of Alcohol, Tobacco and Firearms, has issued an order revoking the manufacturing license of Slurry Explosive Corporation, a subsidiary of the Company, for its Hallowell, Kansas facility to produce certain explosives products. See "Business - General" and "Legal Proceedings".

COMPETITION

The Chemical Business competes with other chemical companies in its markets, many of whom have greater financial and other resources than the Company. In 2000, there were plant closures due to the high cost of natural gas and other economic factors in the nitrogen business within the market the Company serves. The Company believes that competition within the markets served by the Chemical Business is primarily based upon price, service, warranty and product performance.

CLIMATE CONTROL BUSINESS

GENERAL

The Company's Climate Control Business manufactures and sells a broad range of standard and custom designed hydronic fan coils and water source heat pumps as well as other niche products for use in commercial and residential heating ventilation and air conditioning ("HVAC") systems. The construction of commercial, institutional and residential buildings, the renovation of existing buildings and the replacement of existing systems drive the demand for the Climate Control Business' products. The Climate Control Business' commercial products are used in a wide variety of buildings, such as: hotels, motels, office buildings, schools, universities, apartments, condominiums, hospitals, nursing homes, extended care facilities, industrial and high tech manufacturing facilities, food and chemical processing facilities, and pharmaceutical manufacturing facilities. The Company targets many of its products to meet increasingly stringent indoor air quality and energy efficiency standards. The Climate Control Business accounted for approximately 42%, 47% and 48% of the Company's 2001, 2000 and 1999 consolidated sales, respectively.

HYDRONIC FAN COILS

As a leading provider of hydronic fan coils, the Climate Control Business targets the commercial and institutional markets in the United States. Hydronic fan coils use heated or chilled water, provided by a centralized chiller or boiler through a water pipe system, to condition the air and allow individual room control. Hydronic fan coil systems are quieter and have longer lives and lower maintenance costs than other comparable systems used where individual room control is required. Important components of the Company's strategy for competing in the commercial and institutional renovation and replacement markets include the breadth of the product line coupled with customization capability provided by a flexible manufacturing process.

WATER SOURCE HEAT PUMPS

The Company is the leading United States provider of water source heat pumps to the commercial construction and renovation markets. These highly efficient heating and cooling products enable individual room climate control through the transfer of heat through a water pipe system which is connected to a centralized cooling tower or heat injector. Water source heat pumps enjoy a broad range of commercial applications, particularly in medium to large sized buildings with many small, individually controlled spaces. The Company believes the market for commercial water source heat pumps will continue to grow due to the relative efficiency and long life of such systems as compared to other air conditioning and heating systems, as well as to the emergence of the replacement market for those systems. See "Special Note Regarding Forward-Looking Statements."

GEOTHERMAL PRODUCTS

The Climate Control Business has pioneered the use of geothermal water source heat pumps in residential and commercial applications. Geothermal systems, which circulate water or antifreeze through an underground heat exchanger, are among the most energy efficient systems available. The Company believes the longer life, lower cost to operate, and relatively short payback periods of geothermal systems, as compared with air-to-air systems, will continue to increase demand for its geothermal products. The Company specifically targets new residential construction of homes exceeding $200,000 in value. See "Special Note Regarding Forward-Looking Statements".

HYDRONIC FAN COIL AND WATER SOURCE HEAT PUMP MARKET

The Company pursues a strategy of specializing in hydronic fan coils and water source heat pump products. The annual United States market for hydronic fan coils and water source heat pumps is in excess of $300 million. Levels of repair, replacement, and new construction activity generally drive demand in these markets. The United States market for fan coils and water source heat pump products has grown on average 7% per year over the last 5 years. This growth is primarily a result of new construction, the aging of the installed base of units, the introduction of new energy efficient systems, upgrades to central air conditioning and increased governmental regulations restricting the use of ozone depleting refrigerants in HVAC systems.

PRODUCTION AND BACKLOG

Most of the Climate Control Business production of the above-described products occurs on a specific order basis. The Company manufactures the units in many sizes and configurations, as required by the purchaser, to fit the space and capacity requirements of hotels, motels, school, hospitals, apartment buildings, office buildings and other commercial or residential structures. As of December 31, 2001, the backlog of confirmed orders for the Climate Control Business was approximately $22 million as compared to approximately $26.7 million at December 31, 2000. See discussion in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations". A customer generally has the right to cancel an order prior to the order being released to production. Past experience indicates that customers generally do not cancel orders after the Company receives them. As of the date of this report, the Climate Control Business had released substantially all of the December 31, 2001 backlog to production. All of the December 31, 2001 backlog is expected to be filled by December 31, 2002. See "Special Note Regarding Forward-Looking Statements."

MARKETING AND DISTRIBUTION

DISTRIBUTION

The Climate Control Business sells its products to mechanical contractors, original equipment manufacturers and distributors. The Company's sales to mechanical contractors primarily occur through independent manufacturers' representatives, who also represent complementary product lines not manufactured by the Company. Original equipment manufacturers generally consist of other air conditioning and heating equipment manufacturers who resell under their own brand name the products purchased from the Climate Control Business in competition with the Company. Sales to original equipment manufacturers accounted for approximately 22% of the sales of the Climate Control Business in 2001 and approximately 9% of the Company's 2001 consolidated sales.

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

COMPETITION

The Climate Control Business competes primarily with approximately eight companies, some of whom are also customers of the Company. Some of the competitors have greater financial and other resources than the Company. The Climate Control Business manufactures a broader line of fan coil and water source heat pump products than any other manufacturer in the United States, and the Company believes that it is competitive as to price, service, warranty and product performance.

EMPLOYEES

As of December 31, 2001, the Company employed 1,500 persons. As of that date, (i) the Chemical Business employed 591 persons, with 91 represented by unions under agreements expiring in July and October of 2004 and (ii) the Climate Control Business employed 875 persons, none of whom are represented by a union.

RESEARCH AND DEVELOPMENT

The Company incurred approximately $448,000 in 2001, $391,000 in 2000, and $713,000 in 1999 on research and development relating to the development of new products or the improvement of existing products. All expenditures for research and development related to the development of new products and improvements are expensed by the Company.

ENVIRONMENTAL MATTERS

The Company and its operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by the Company in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to the Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from the Company's facilities or the use or disposal of certain of its chemical products. Significant expenditures have been incurred by the Chemical Business at the El Dorado Facility in order to comply with the Environmental Laws and Health Laws. The Chemical Business could be required to make additional significant site or operational modifications at the El Dorado Facility, involving substantial expenditures. See "Special Note Regarding Forward-Looking Statements"; "Management's Discussion and Analysis of Financial Condition and Results of Operations-Chemical Business" and "Legal Proceedings. "

The Chemical Business entered into a consent administrative order with the Arkansas Department of Environmental Quality ("ADEQ") in August 1998 (the "Wastewater Consent Order"). The Wastewater Consent Order recognized the presence of nitrate contamination in the shallow groundwater and required installation of an interim groundwater bioremediation treatment system. The bioremediation was not successful in achieving denitrification. The Chemical Business prepared a report to the ADEQ regarding field testing of the shallow groundwater with a plan for quarterly sampling of the monitor wells. Upon completion of the waste minimization activities referenced below, a final remedy for groundwater contamination will be selected, based on an evaluation of risk. There are no known users of groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation. There can be no assurance that the risk assessment will be approved by the ADEQ, or that further work will not be required. The Wastewater Consent Order included a $183,700 penalty assessment, of which $125,000 is being satisfied over five years at expenditures of $25,000 per year for waste minimization activities.

The Wastewater Consent Order also required certain improvements in the wastewater collection and treatment system to be completed by October 2001. In September 2001, ADEQ proposed and the Company's subsidiary agreed that in lieu of the Wastewater Consent Order, ADEQ will issue a renewal permit establishing new, more restrictive effluent limits. The Company believes that the new permit will establish new deadlines, which the Company's subsidiary believes will allow a minimum of three years for the El Dorado plant to come into compliance with the new limits. Alternative methods for meeting these requirements are continuing to be examined by the Chemical Business. The Company believes, although there can be no assurance, that any such new effluent limits would not have a material adverse effect on the Company; however, should the facility be unable to operate in compliance with the new limits, such would have a material adverse effect upon the financial position and operating results of the Company and may result in the recognition of impairment of certain long-lived assets. The wastewater program is not yet finally determined but is currently expected to require future capital expenditures of approximately $2 to $3 million over a period of years. Discussions for securing financing are currently underway. See "Special Note Regarding Forward-Looking Statements".

In September 2001, the large equalization pond located at the Chemical Business' El Dorado, Arkansas manufacturing facility was drained to accommodate repairs to a corroded underground discharge pipe. This event began when a hole developed in the pond's discharge pipe, allowing the release of water up stream of the permitted outfall. It was determined to allow water to be released through the valve into the permitted discharge to avoid erosion of a levy, to permit monitoring and sampling of discharged water, and to direct the discharge to the permitted outfall. No adverse environmental conditions were noted at the discharge, however, the sustained discharge was allegedly out of compliance with the mass effluent limits contained in the permit. The ADEQ has offered a civil penalty for this event of $190,000 by means of a proposed Consent Administrative Order. The Chemical Business believes that the proposed penalty amount is far in excess of the amount warranted and has requested further discussions with the ADEQ regarding a proposed civil penalty applicable to this discharge event.

In February 2002, Slurry Explosive Corporation ("Slurry") received a proposed consent administrative order ("Slurry Consent Order") from the Kansas Department of Health and Environment ("KDHE"), regarding Slurry's Hallowell, Kansas manufacturing facility ("Hallowell Facility"). The proposed Slurry Consent Order states that there exists soil and groundwater contamination, and there exists surface water contamination in the lake adjacent to the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent lake is used for fishing. The Slurry Consent Order also provides that Slurry has not verified the presence of such contaminants. Under the terms of the draft Slurry Consent Order, Slurry would be required a) to submit an environmental assessment work plan to the KDHE for review and approval, b) to agree with the KDHE as to any required corrective actions to be performed at the Hallowell Facility, and c) to provide reports to the KDHE, all of the preceding in accordance with the time frames and formats required in the Slurry Consent Order. The Company believes, although there can be no assurance, that compliance by Slurry with the anticipated Slurry Consent Order would not have a material adverse effect on the Company.

From March 2001, through January 2002, the Chemical Business experienced eleven alleged air emissions violations. One of the alleged violations involved a malfunctioning continuous air emissions monitor, one of the alleged violations was based on a typographical error, six of the alleged violations involved air emissions point source tests that were allegedly performed in a manner not in compliance with testing procedures, two of the alleged violations involved tests that failed to meet emissions criteria, and one of the alleged violations involved the simultaneous operation of two boilers which is not permitted under the air permit. The Chemical Business and the ADEQ have been in negotiations regarding applicable penalties for certain of these violations. On March 5, 2002, the Chemical Business received a letter from the ADEQ outlining the above alleged violations, which based on past experience, is a preliminary step to proposing a Consent Administrative Order. The Chemical Business anticipates that it will enter into a Consent Administrative Order with the ADEQ to resolve the above alleged violations. The Chemical Business also anticipates requesting administrative changes to its air permit to avoid future difficulties in complying with testing procedures.

ITEM 2. PROPERTIES

CHEMICAL BUSINESS

The Chemical Business primarily conducts manufacturing operations (i) on 150 acres of a 1,400 acre tract of land located in El Dorado, Arkansas (the

"El Dorado Facility"), (ii) on 120 acres of a 1,300 acre tract of land located in Cherokee, Alabama ("Cherokee Facility"), (iii) in a facility of approximately 85,000 square feet located on ten acres of land in Hallowell, Kansas ("Kansas Facility"), (iv) in a mixed acid plant in Wilmington, North Carolina ("Wilmington Plant"), and (v) in a nitric acid plant in Baytown, Texas ("Baytown Plant"). The Chemical Business owns all of its manufacturing facilities except the Cherokee Facility and Baytown Plant. The Wilmington Plant and the DSN Plant (located at the El Dorado Facility) are subject to mortgages. A subsidiary of the Company leases the Cherokee Facility from the acquiring subsidiary of LSB, which is not a subsidiary of the Company. The subsidiary leases the facility under a triple net lease. The term of the Cherokee Plant lease is for one year. The Baytown Plant is being leased pursuant to a leveraged lease from an unrelated third party. As of December 31, 2001, the El Dorado Facility and Cherokee Facility were utilized at approximately 82% and 55% of capacity, respectively, based on continuous operation. The Chemical Business operates its Kansas Facility from buildings located on an approximate ten acre site in southeastern Kansas, and a research and testing facility comprising approximately ten acres, including buildings and equipment thereon, located in southeastern Kansas, which it owns.

Due to certain alleged violations of explosives storage and related regulations in February 2002, the government regulator of explosives companies, Bureau of Alcohol, Tobacco and Firearms, has issued an order revoking the manufacturing license of Slurry Explosive Corporation, a subsidiary of the Company, for its Hallowell, Kansas facility to produce certain explosives products. See Item 1 "Business - General" and "Legal Proceedings".

In addition, the Chemical Business distributes its agricultural products through 22 distribution centers, with 16 of the centers located in Texas (10 of which the Company owns and 6 of which it leases); 3 centers located in Missouri (1 of which the Company owns and 2 of which it leases); 2 centers located in Tennessee (owned); and 1 center located in Illinois (leased). The Chemical Business currently operates 2 domestic explosives distribution centers located in Hallowell, Kansas (owned) and Pryor, Oklahoma (leased).

CLIMATE CONTROL BUSINESS

The Climate Control Business conducts its fan coil manufacturing operations in a facility located in Oklahoma City, Oklahoma, consisting of approximately 265,000 square feet. The Company owns this facility subject to a mortgage. As of December 31, 2001, the Climate Control Business was using the productive capacity of the above referenced facility to the extent of approximately 89%, based on three, eight-hour shifts per day and a five-day week in one department and one and one half eight-hour shifts per day and a five-day week in all other departments.

The Climate Control Business manufactures most of its heat pump products in a 270,000 square foot facility ("Building") in Oklahoma City, Oklahoma. Climate Master leases the Building with an option to buy the Building through May 2016, with the options to renew for additional five-year periods. The lease currently provides for payment of rent in the amount of $56,750 per month. The option price for Climate Master to purchase the Building, if exercised, is to be based on the amount of the mortgage on the Building outstanding at the time the option is exercised plus up to $200,000 less the amount of an unsecured promissory note ("Note") in the principal amount of $1.6 million issued by the owner of the Building to Prime Financial

Corporation, a non-ClimaChem subsidiary of LSB. The parties do not anticipate payment of the principal amount of the Note. As of December 31, 2001, the productive capacity of this manufacturing operation was being utilized to the extent of approximately 71%, based on two nine-hour shifts per day and a five-day week in one department and one eight-hour shift per day and a five-day week in all other departments.

 All of the properties utilized by the Climate Control Business are considered by the Company management to be suitable and adequate to meet the current needs of that Business.

ITEM 3. LEGAL PROCEEDINGS

In September 2001, the large equalization pond located at the Chemical Business' El Dorado, Arkansas manufacturing facility was drained to accommodate repairs to a corroded underground discharge pipe. This event began when a hole developed in the pond's discharge pipe, allowing the release of water up stream of the permitted outfall. It was determined to allow water to be released through the valve into the permitted discharge to avoid erosion of a levy, to permit monitoring and sampling of discharged water, and to direct the discharge to the permitted outfall. No adverse environmental conditions were noted at the discharge, however, the sustained discharge was allegedly out of compliance with the mass effluent limits contained in the permit. The ADEQ has offered a civil penalty for this event of $190,000 by means of a proposed Consent Administrative Order. The Chemical Business believes that the proposed penalty amount is far in excess of the amount warranted and has requested further discussions with the ADEQ regarding a proposed civil penalty applicable to this discharge event.

Due to certain alleged violations of explosives storage and related regulations in February 2002, the government regulator of explosives companies, Bureau of Alcohol, Tobacco and Firearms ("BATF"), has issued an order revoking the manufacturing license of Slurry Explosive Corporation ("Slurry"), a subsidiary of the Company, for its Hallowell, Kansas facility ("Hallowell Facility") to produce certain explosives products. The license revocation order was upheld by an administrative law judge after an administrative trial. Slurry is currently reviewing its legal alternatives regarding the license revocation. In addition, Slurry and the Company have received a grand jury subpoena from the U.S. Attorney's office of Wichita, Kansas requesting business records of Slurry. Slurry is complying with such subpoena. A different subsidiary of the Company in the explosive business has filed an application with the BATF to obtain a manufacturing license for the Hallowell Facility. There is no assurance that the subsidiary will be able to obtain such license.

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

Under the terms of the Indenture, dated November 26, 1997 (the "Indenture"), which governs the Company's 10 3/4% Senior Notes due 2007 (the "Senior Unsecured Notes"), the Company cannot transfer funds to LSB in the form of cash dividends or other distributions or advances, except for (i) the amount of taxes that the Company would be required to pay if they were not consolidated with LSB and (ii) an amount not to exceed fifty percent (50%) of the Company's net income from January 1, 1998 through the end of the period for which the calculation is made for the purpose of proposing a payment, and (iii) the amount of direct and indirect costs and expenses incurred by LSB on behalf of the Company pursuant to a certain services agreement and a certain management agreement to which the Company and LSB are parties. The Company and LSB are parties to a services agreement, management agreement and tax sharing agreement, and under the Indenture the Company may pay amounts to LSB under each such agreement. In addition, under the Indenture, the Company may enter into other transactions with LSB under certain conditions. See Note 4 of Notes to Consolidated Financial Statements and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 6. SELECTED FINANCIAL DATA

Years ended December 31,
2001	2000	1999	1998	1997
(Dollars in Thousands)
Selected Statement of Operations Data:
Net sales (1) (2)	$330,215	$279,972	$244,462	$241,546	$236,365

Total revenues (1) (3)	$334,199	$281,866	$246,955	$243,014	$237,258

Interest expense (1)	$13,078	$13,882	$14,260	$13,463	$9,041

Income (loss) before extraordinary gain (charge)	$(2)	$(14,073)	$(19,182)	$(2,569)	$897

Net income (loss) (4)	$1,509	$3,248	$(19,182)	$(2,569)	$(1,972)

(1) Amounts exclude balances relating to business disposed of.

(2) Net sales for 2001 include $35.9 million associated with a subsidiary's operation of the Cherokee Facility which began in October 31, 2000.

(3) Total revenues for 2001 include gains on sales of property and equipment of $2.9 million.

(4) Net income for 2001 and 2000 includes extraordinary gains on extinguishment of debt, net of income taxes of $1.5 million and $17.3 million, respectively.

ITEM 6. SELECTED FINANCIAL DATA (CONTINUED)

Years ended December 31,
2001	2000	1999	1998	1997
(Dollars in Thousands)
Selected Balance Sheet Data:
Total assets	$179,130	$189,167	$184,078	$196,603	$200,875

Long-term debt, including current portion	$121,902	$126,156	$142,188	$137,931	$136,184

Total stockholders' equity	$8,743	$9,383	$6,135	$23,758	$27,289

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with a review of the Company's December 31, 2001 Consolidated Financial Statements, Item 6 "SELECTED FINANCIAL DATA" and Item 1 "BUSINESS" included elsewhere in this report.

 Certain Statements contained in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

All discussions below are that of the Businesses continuing and accordingly exclude the discontinued operations of the Australian subsidiary's operations sold in 1999. See Note 5 of the Notes to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES

 The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingent liabilities. The more significant areas of financial reporting impacted by management's judgment, estimates and assumptions include the following:

Realization of receivable from LSB and affiliates - As of December 31, 2001, the Company had $11.9 million in notes and accounts receivable, net, due from LSB and affiliates. Management of LSB believes that LSB and its subsidiaries, other than ClimaChem and ClimaChem's subsidiaries (the "LSB Non-ClimaChem Entities"), will have sufficient operating capital to meet their obligations as they come due (other than dividend obligation under LSB's outstanding preferred stocks), including those to the Company. If LSB management is not successful in realizing certain excess and non-core assets, and if the Company is not able to transfer funds to LSB and its affiliates as permitted under the Indenture, the loans and advances to LSB may not be recoverable.

Deferred Tax Assets - As of December 31, 2001, the Company had a deferred tax asset included in current assets of $2 million. The Company's assessment that this asset is more likely than not to be realized is based primarily on the future reversals of existing taxable temporary differences.

Impairment of Long-Lived Assets including Goodwill - The Company has addressed the question of impairment related to its Chemical operations as a result of unfavorable operating results over the last several years. The Company has made an estimate of the future net cash flows associated with its Chemical facility in El Dorado, Arkansas. These estimates include the assumption that the Company will be able to achieve a gross margin from sales from this plant in the 7-10% range over the estimated remaining life of this facility of at least 15 years. The Company presently believes that it will be able to recover its net investment in its long-lived assets associated with the Hallowell Facility for which its manufacturing license was revoked in February 2002; however, as discussed elsewhere, in this report, it is not presently known if the Company will be able to recover its net investment. The Company's belief is based on the Company's intent to continue to operate its non-explosives business and its belief that it has a reasonable likelihood of obtaining a new license in the name of another operating subsidiary to resume its manufacture of explosives-grade materials. If the Company is not successful in obtaining a new manufacturing license, it believes these assets can be sold at an amount in excess of its net carrying cost. Should the above assumptions not be achieved, a portion of the Company's net carrying cost of $59 million as of December 31, 2001 may be impaired in the near term.

Compliance with Long-Term Debt Covenants - The revolving credit facility agreement of the Company and its subsidiaries ("ClimaChem") require that ClimaChem meet certain EBITDA and interest coverage ratios on a quarterly and/or annual basis. ClimaChem was in compliance with these covenants in 2001. ClimaChem's revolving credit agreement, for which outstanding borrowings aggregated $36.3 million as of December 31, 2001, requires ClimaChem and the Climate Control subsidiaries to maintain EBITDA of at least $21.35 million and $10 million, respectively, on a trailing twelve-month basis measured quarterly. ClimaChem forecasts for 2002 indicate that ClimaChem's operating results will be very close to this covenant in the second quarter of 2002. Should ClimaChem not achieve the minimum amount, the lender has the option of waiving the requirement or demanding payment. ClimaChem does not currently have the ability to fund such amount if they do not achieve the minimum requirements and repayment is demanded by the lenders.

Environmental and Regulatory Compliance - The Company operates in the Chemical Business that is subject to specific Federal and state regulatory and environmental compliance laws and guidelines. The Company has developed policies and procedures related to environmental and regulatory compliance.

The Company must continually monitor whether it has maintained compliance with such laws and regulations and the operating implications, if any, and amount of penalties, fines and assessments that may result from noncompliance. The Company believes it will be successful in addressing the Arkansas Department of Environmental Quality ("ADEQ") Wastewater Consent Order through various site modification projects currently underway and other projects acceptable to the ADEQ. The Company currently estimates that the site modification projects currently underway will cost approximately $2 - $3 million.

Contingencies - The Company is a party to various litigation and other contingencies, the ultimate outcome of which is not presently known. See Note 11 - Commitments and Contingencies of Notes to Consolidated Financial Statements. Should the ultimate outcome of these contingencies be adverse and the Company be required to fund a significant judgment, that may represent an event of default under the ClimaChem's and LSB's revolving credit facilities and may adversely impact the Company's liquidity and capital resources.

Management's judgment and estimates in these areas are based on information available from internal and external resources at that time. Actual results could differ materially from these estimates and judgments, as additional information becomes known. The Company's significant accounting policies are discussed in greater detail in Note 2 of Notes to Consolidated Financial Statements.

OVERVIEW

GENERAL

The Company finances its working capital requirements for its wholly-owned subsidiaries through borrowings under a $50 million credit facility with a lender (the "Working Capital Revolver Loan"). The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventory and intangibles of all the ClimaChem entities other than El Dorado Nitric Co.

During the year ended December 31, 2001, the Company repurchased Senior Unsecured Notes having a face value of approximately $4.7 million and recognized a gain of approximately $2.6 million before income taxes.

Due to certain alleged violations of explosives storage and related regulations in February 2002, the government regulator of explosives companies, Bureau of Alcohol, Tobacco and Firearms ("BATF"), has issued an order revoking the manufacturing license of Slurry Explosive Corporation, a subsidiary of the Company, for its Hallowell, Kansas facility to produce certain explosives products. The license revocation order was upheld by an administrative law judge after an administrative trial. Slurry is currently reviewing its legal alternatives regarding the license revocation. In addition, Slurry and the Company have received a grand jury subpoena from the U.S. Attorney's office of Wichita, Kansas requesting business records of Slurry. Slurry is complying with such subpoena. A different subsidiary of the Company in the explosive business has filed an application with the BATF to obtain a manufacturing license for the Hallowell Facility. There is no assurance that the subsidiary will be able to obtain such license. Since February 2002, Slurry continued to manufacture other explosive products at its Hallowell Facility not impacted by the license revocation. The Company has other production facilities where it can produce these explosives products to service its customers. It is not presently known whether the Company will be allowed to resume use of all of its long-lived asset (net book value of $2.7 million as of December 31, 2001) and be able to fully realize its remaining non-explosives inventory amounting to $1.7 million as of December 31, 2001. The ultimate outcome of this matter is not presently known. For the year ended December 31, 2001 the Company recognized a loss of $250,000 related to inventory existing at December 31, 2001, not presently expected to be recovered. The estimate of ultimate loss associated with this matter may change in the near term and such amount may be material. Slurry's sales for the years ended December 31, 2001, 2000 and 1999 were approximately $21.8, $18.2 and $15.8 million, respectively, which were approximately 7% of consolidated net sales in 2001 and 2000 and 6% of consolidated net sales in 1999.

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

Charges for such services aggregate $522,000, $522,000 and $4,780,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Management of the Company believes these charges from LSB reasonably approximate additional general and administrative costs which would have been incurred if the Company had been an independent entity during such periods. These amounts do not include reimbursements for costs described in the next paragraph or amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

The Services Agreement also provides that LSB will permit employees of the Company and its subsidiaries to continue to participate in the benefit plans and programs sponsored by LSB. The Company will pay to, or reimburse, LSB for the costs associated with participation by the employees of the Company in LSB's benefit plans and programs.

In addition, the Services Agreement allows for purchases of other goods and services to the extent that the amount paid approximates fair value that would be paid to a third party. For the years ended December 31, 2001, 2000 and 1999, subsidiaries of the Company purchased certain raw materials from a subsidiary of LSB, not a subsidiary of the Company, for $6,606,000, $9,306,000 and $681,000, respectively. For the years ended December 31, 2001, 2000 and 1999, subsidiaries of the Company purchased certain raw materials with LSB's assistance and paid $862,000, $947,000 and $461,000, respectively to LSB in commissions on such purchases. For the years ended December 31, 2001, 2000 and 1999, the Company also purchased $371,000, $757,000 and $1,076,000, respectively in industrial supplies from subsidiaries of LSB which are not subsidiaries of the Company.

The Company's Climate Control manufacturing subsidiaries also lease facilities and production equipment from an affiliate under various operating leases and a capital lease. See Note 11 - Commitments and Contingencies, Operating Leases. Rental expense associated with the operating leases aggregated $3,688,000, $2,539,000 and $1,806,000 for the years ended December 31, 2001, 2000 and 1999, respectively. A subsidiary of the Climate Control Business is party to a capital lease with a subsidiary of LSB which is not a subsidiary of the Company. The lease agreement requires 112 monthly payments of $20,291 commencing on September 1, 2006. The accompanying balance sheet includes buildings and improvements under the capital lease of $3,172,000 and long-term debt includes a capital lease obligation of $1,323,000 ($1,246,000 at December 31, 2000) due to the LSB subsidiary.

A subsidiary of the Company is party to a services agreement with a LSB subsidiary pursuant to which such subsidiary is to provide railcar services to a subsidiary of the Company. Under the services agreement, the Company's subsidiary will pay a fee based on each railcar unit used by such subsidiary of $1,031 per month. The Company's subsidiary paid $316,000, $322,000 and $107,000 for the years ended December 31, 2001, 2000 and 1999, respectively, relating to the fee. Furthermore, the LSB subsidiary reimbursed the Company's subsidiary for maintenance fees relating to the railcars of $122,000, $125,000 and $43,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's subsidiary is not required to use any railcar equipment under the services agreement, and the services agreement may be terminated at any time on 30 days written notice.

In May 2001, a subsidiary of the Company, Climate Master, Inc., ("Climate Master") sold to an LSB Non-ClimaChem Entity, Prime Financial Corporation ("Prime"), an option ("Option") to purchase the building in which Climate Master builds its products ("Building") for $1.6 million. Prime thereafter exercised the Option and sold the Building to a third party for a net amount of approximately $1.6 million cash, plus the exercise price under the Option (which was used to pay the mortgage on the Building) and related costs, together with a non-recourse, unsecured promissory note ("Note"), in the principal amount of $1.6 million, from the purchaser of the Building. The parties do not anticipate payment of the principal amount of the Note, but the third party buyer agreed that, although Climate Master is not the holder of the Note, Climate Master may reduce the option price as discussed below by the amount of the Note.

Climate Master's current lease and option to buy the Building extends to May 2016, with options to renew for additional five-year periods. The lease provides for payment of rent in the amount of $56,750 per month. The option price for Climate Master to purchase the Building, if exercised, is to be based on the amount of the mortgage on the Building outstanding at the time the option is exercised plus up to $200,000 less the amount of the Note.

In September 2001, the Company purchased Senior Unsecured Notes having a face value of approximately $4.7 million from a subsidiary of LSB which is not a subsidiary of the Company at the subsidiary's cost and recognized a gain of approximately $2.6 million before income taxes.

In November 1997, LSB and the Company entered into a management agreement (the "Management Agreement"), which provides that LSB will provide to the Company, managerial oversight and guidance concerning the broad policies, strategic decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB. Under the Management Agreement, the Company is to pay LSB a fee for such services which will not exceed $1.8 million annually plus Consumer Price Index adjustments, if any, discussed below. The fee will be paid quarterly based upon the excess of actual earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the quarter minus $6,500,000, not to exceed $450,000 plus Consumer Price Index adjustments, if any, discussed below. If at the end of the calendar year, EBITDA is less than $26 million, management fees paid to LSB during the year shall be refunded to the Company for the first three quarters of the year. The maximum management fee amount to be paid to LSB by the Company is adjusted annually commensurate with the percentage change, if any, in the Consumer Price Index during the preceding calendar year. For the year ended December 31, 2001, the Company is obligated to pay LSB approximately $1.2 million of management fees under the Management Agreement inasmuch as EBITDA exceeded $26 million for the period. The Company was required to pay $1.8 million of management fees to LSB under the Management Agreement for 2000 and none for 1999.

In November 1997, the Company and LSB entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for (i) the allocation of payments of taxes for periods during which the Company and its subsidiaries and LSB are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. The Company owed LSB, under the Tax Sharing Agreement, approximately $.1 million for the year ended December 31, 2000 (none in 2001 and 1999).

Under the terms of an Indenture, the Company is permitted to distribute or pay in the form of dividends and other distributions to LSB in connection with the Company's outstanding equity securities or loans, (a) advances or investments to any person (including LSB), up to 50% of the Company's consolidated net income for the period (taken as one accounting period), commencing on the first day of the first full fiscal quarter commencing after the Issue Date of the Senior Unsecured Notes to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by the Company from the sale of its capital stock. This limitation will not prohibit (i) payment to LSB under the Services Agreement, Management Agreement and the Tax Sharing Agreement, or (ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration. The Company did not declare and pay to LSB a dividend during the years ended December 31, 2001, 2000 and 1999.

The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At December 31, 2001 and 2000, the Company had noncurrent loans, advances and interest due from LSB of approximately $14.4 million and $14.2 million, respectively, $10.0 million of which was loaned to LSB from the proceeds of the sale of the Senior Unsecured Notes and bears interest at 10-3/4%, maturing November 2007 and $3.4 million due from LSB and affiliates related to cash advances from the Company to LSB and affiliates prior to the sale of the Senior Unsecured Notes. This loan is due by its terms in November 2007 and bears interest at 7% per annum (accrued interest was $1.0 million and $.7 million as of December 31, 2001 and 2000, respectively). At December 31, 2001, the Company had $2.5 million due to LSB and affiliates included in current and non-current liabilities which includes the management fees discussed above (approximately $1.1 million was due from LSB and affiliates at December 31, 2000). The Company earned interest income on net loans and advances due from LSB and affiliates aggregating approximately $1,427,000, $1,531,000 and $1,474,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The LSB Non-ClimaChem Entities are dependent upon their separate cash flows and the restricted funds which can be distributed by the Company under the above mentioned agreements. Management of LSB believes the LSB Non-ClimaChem Entities will have sufficient operating capital to meet their obligations as they come due (other than dividend obligation under LSB's outstanding preferred stocks), including those to the Company. If LSB management is not successful in realizing certain excess and non-core assets, and if the Company is not able to transfer funds to LSB and its affiliates as permitted under the Indenture, the loans and advances to LSB may not be recoverable. As of December 31, 2001, the Company has not provided an allowance for doubtful accounts against these receivables, loans and advances since it is their present belief that LSB will be able to pay these amounts when they come due; however, it is reasonably possible that the evaluation relative to the amounts due from LSB and its subsidiaries could change in the near term.

The following table contains selected historical financial information about the Company's operating segments for each of the three years in the period ended December 31, 2001. The information for each of the three in the period ended December 31, 2001, was derived from the Consolidated Financial Statements of the Company included elsewhere herein.

YEAR ENDED DECEMBER 31,
(In Thousands)
2001	2000	1999
Net sales:
Businesses continuing
Chemical (1)	$191,780	$149,398	$127,407
Climate Control	138,435	130,574	117,055
	330,215	279,972	244,462

Business disposed of: Chemical (2)	-	-	7,461
	$330,215	$279,972	$251,923
Gross profit: (3)
Businesses continuing
Chemical	$16,206	$14,974	$13,458
Climate Control	36,212	32,503	34,909
	$52,418	$47,477	$48,367

Operating profit (loss): (4)
Businesses continuing
Chemical	$1,520	$(230)	$(1,353)
Climate Control	9,079	6,291	8,628
	10,599	6,061	7,275
Business disposed of: Chemical (2)	-	-	(1,632)
	10,599	6,061	5,643
Unallocated fees from Services
Agreement and general corporate expenses, net	(4,195)	(4,516)	(4,526)
Interest income	1,464	1,683	1,512
Gains on sales of property and equipment	2,898	-	-
Other income (expense), net	(378)	211	981
Interest expense:
Business disposed of (2)	-	-	(326)
Businesses continuing	(13,078)	(13,882)	(14,260)
Loss on business disposed of		-	(1,971)
Benefit from termination of (provision for losses on) firm sales and purchase commitments - Chemical	2,688	(3,395)	(8,439)
Provision for impairment on long-lived assets - Chemical	-	-	(3,913)
Loss before provision (benefit) for income taxes and extraordinary gains	$(2)	$(13,838)	$(25,299)

Total assets:
Businesses continuing
Chemical	$101,096	$108,387	$102,185
Climate Control	57,937	61,865	61,781
Corporate	20,097	18,915	20,112
	$179,130	$189,167	$184,078

(1)	Chemical net sales for the year ended December 31, 2001 include approximately $35.9 million associated with a subsidiary's operation of the Cherokee Facility which began on October 31, 2000.

(2)	In August 1999, the Company sold substantially all the assets of its wholly owned Australian subsidiary.

(3)

Gross profit by industry segment represents net sales less cost of sales. Chemical gross profit for the year ended December 31, 2001 includes a loss of approximately $.2 million associated with the Cherokee Facility as discussed above.

(4)

Operating profit by industry segment represents gross profit less operating expenses before adding or deducting fees from the Service Agreement, general corporate expenses, interest income, gain on sales of property and equipment, other income and expense, interest expense, loss on business disposed of, benefit from termination of (provision for loss on) firm sales and purchase commitments, impairment on long-lived assets in 1999 and before income taxes and extraordinary gains on extinguishment of debt in 2001 and 2000. Chemical operating profit for the year ended December 31, 2001 includes an operating loss of approximately $1.5 million associated with the Cherokee Facility as discussed above.

CHEMICAL BUSINESS

The Company's Chemical Business manufactures three principal product lines that are derived from anhydrous ammonia: (1) fertilizer grade ammonium nitrate and urea ammonia nitrate for the agricultural industry, (2) explosive grade ammonium nitrate and solutions for the mining industry and (3) concentrated, blended and regular nitric acid for industrial applications. In addition, the Company also produces sulfuric acid for commercial applications primarily in the paper industry.

In June 2001, the Company reached an agreement with its supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated effective June 30, 2001. Under the new agreement, the Chemical Business will purchase 100% of its requirements of purchased ammonia at market price plus transportation to the Chemical Business Facility in El Dorado, Arkansas through December 2002.

On November 1, 2001, El Dorado Chemical Company ("EDC") concluded the sale of a significant portion of its explosives distribution assets to a customer ("Customer") and one of its affiliates ("Affiliate").

 Effective October 1, 2001, the Company's subsidiary, Cherokee Nitrogen Company ("CNC") entered into a long term cost-plus supply agreement with the Affiliate. Under this contract, CNC will supply to the Affiliate its requirements of 83% ammonium nitrate solution from CNC's Cherokee, Alabama manufacturing plant for a term of no less than five (5) years.

On November 1, 2001, EDC entered into a long term cost-plus industrial grade ammonium nitrate supply agreement ("Supply Agreement") with the Customer. Under the Supply Agreement, EDC will supply from it's El Dorado, Arkansas plant approximately 200,000 tons of industrial grade ammonium nitrate per year, which is approximately 90% of the plant's manufacturing capacity for that product, for a term of no less than five (5) years. In addition to the industrial grade ammonium nitrate products, EDC's Arkansas plant has manufacturing capacity for approximately 250,000 tons per year of agricultural grade ammonium nitrate products, 90,000 tons per year of concentrated nitric acid, and 100,000 tons per year of sulfuric acid.

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

As of December 31, 2001, the backlog of confirmed orders for the Climate Control Business decreased to approximately $22 million from approximately $26.7 million at December 31, 2000. This decrease in backlog was primarily due to an influx of orders late in the third quarter of 2000. These orders represented a combination of models including engineered-to-order products which required an increased lead-time for production. As of the date of this report, the Climate Control Business had released substantially all of the December 31, 2001 backlog to production. All of the December 31, 2001 backlog is expected to be filled by December 31, 2002. See "Special Note Regarding Forward-Looking Statements."

 RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

REVENUES

 Total revenues for the years ended December 31, 2001 and 2000 were $334.2 million and $281.9 million, respectively (an increase of $52.3 million). Sales increased $50.2 million, gains on sales of property and equipment increased $2.9 million and interest and other income decreased $.8 million. The gains on sales of property and equipment includes the sale of a significant portion of its explosives distribution assets. The explosives distribution assets were sold and the Company recognized a gain of $2.7 million. Interest and other income for 2001 and 2000 includes $1.5 million and $1.7 million of interest income, respectively.

NET SALES

 Consolidated net sales included in total revenues for the year ended December 31, 2001 were $330.2 million, compared to $280 million for 2000, an increase of $50.2 million. Approximately $28.8 million of this increase in sales resulted from the Cherokee Facility which began operations October 31, 2000. The remaining increase in sales resulted from: (i) increased sales of $18.2 million relating to agricultural and explosives products in the Chemical Business due, in part, from increased customer demand and higher sales prices and (ii) increased sales of $7.9 million in the Climate Control Business due primarily from an increase in customer demand relating to heat pump products and the increase in sales of new products and services introduced in 2001 and 2000. This increase in sales was partially offset by an elimination of certain products in the Climate Control Business.

 GROSS PROFIT

 Consolidated gross profit was $52.4 million or 15.9% as a percentage of net sales in 2001 compared to $47.5 million or 17% in 2000. The increase in gross profit was due to the increased sales. The reduction in consolidated gross profit as a percent of sales was the result of lower profit margins in the Chemical Business due primarily to increased raw material costs resulting, in part, from the extremely high cost of natural gas in late 2000 and the first two quarters of 2001 and competitive pressures on sales prices of agricultural products. This decrease as a percent of net sales was partially offset by improved margins of the heat pump and certain other products in the Climate Control Business.

 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

 Selling, general and administrative ("SG&A") expenses as a percent of net sales were 13.9% for 2001, compared to 16.4% for 2000. This percentage decrease is primarily the result of higher sales in the Chemical Business without a comparable increase in expenses and that the Company incurred a fee of approximately $1.2 million under the Management Agreement with LSB in 2001 compared to $1.8 million in 2000. This decrease also included a reduction in bad debt expense and lower expenses relating to the elimination of certain products in the Climate Control Business. This percentage decrease was offset, in part, by expenses relating to start-up operations beginning in 2001 and 2000, increase in incentive compensation and expenses incurred relating to the Working Capital Revolver Loan.

 INTEREST EXPENSE

 Interest expense for the Company was $13.1 million and $13.9 million during the years ended December 31, 2001 and 2000, respectively. The interest expense decreased primarily from the reduced debt outstanding resulting from the repurchase of Senior Unsecured Notes during 2001 and 2000 and lowered interest rates offset, in part, by the increase in borrowings under the provisions of the Working Capital Revolver Loan.

 BENEFIT FROM TERMINATION OF (PROVISION FOR LOSS ON) FIRM SALES AND PURCHASE COMMITMENTS

 The Company had a gain of approximately $2.7 million from the termination of firm purchase commitments for the year ended December 31, 2001 compared to a provision for loss on firm sales and purchase commitments of $3.4 million for the same period in 2000. In June 2001, the Company reached an agreement with its supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated effective June 30, 2001. Under the new agreement, the Chemical Business will purchase 100% of its requirements of purchased ammonia at market price plus transportation to the Chemical Business Facility in El Dorado, Arkansas through December 2002. As consideration to terminate the prior above market priced take-or-pay purchase commitment which provided, among other things, for a market price based on natural gas and required minimum monthly purchase volumes, the Chemical Business agreed to pay the supplier a one-time settlement fee. The remaining accrued liability associated with the above-market purchase commitment, net of the one-time settlement fee, was eliminated resulting in a gain on termination of the purchase commitment of $2.3 million. Also the supplier agreed to refund the Chemical Business up to $.7 million contingent on minimum monthly purchase volumes that are expected to occur through April 2002. Therefore the Chemical Business recognized an additional gain on termination of the purchase commitment of $.4 million for the year ended December 31, 2001. See discussion in Note 14 of the Notes to Consolidated Financial Statements.

 LOSS BEFORE INCOME TAXES AND EXTRAORDINARY GAIN

 The Company had a loss from continuing operations before income taxes and extraordinary gain of $2,000 for 2001 compared to a loss of $10.7 million for 2000, an improvement of $10.7 million. Included in the 2001 income was a $2.9 million gains from sales of property and equipment as discussed above. Also included in 2001 income was an increase in gross profit resulting from increased sales and benefit from termination of firm purchase commitment recognized in 2001 compared to a loss incurred in 2000.

PROVISION FOR INCOME TAXES

 For the year ended December 31, 2000, the Company's provision for income taxes is comprised of state income taxes. As a result of the Company's Federal net operating loss carry-forward for income tax purposes, the provision for Federal income taxes was limited to a provision for deferred income taxes and alternative minimum tax and related to the extraordinary gain in 2001 and 2000, respectively, as discussed below.

EXTRAORDINARY GAIN

During 2001, the Company purchased Senior Unsecured Notes having a face value of approximately $4.7 million from a subsidiary of LSB which is not a subsidiary of the Company at the subsidiary's cost and recognized a gain of approximately $1.5 million, net of provision for deferred income taxes of $1.1 million. During 2000, the Company repurchased Senior Unsecured Notes having a face value of approximately $25.2 million and recognized a gain of approximately $17.3 million, net of income taxes of $.1 million.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

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

PROVISION FOR LOSS ON FIRM SALES AND PURCHASE COMMITMENTS

The Company had a provision for loss on firm sales and purchase commitments of $3.4 million and $8.4 million for the year ended December 31, 2000 and 1999, respectively. See discussion in Note 14 of the Notes to Consolidated Financial Statements.

PROVISION FOR IMPAIRMENT ON LONG-LIVED ASSETS

The Company had a provision for impairment on long-lived assets of $3.9 million for the year ended December 31, 1999 associated with two chemical plants which are to be sold or dismantled. See discussion in Note 2 of the Notes to Consolidated financial Statements.

BUSINESS DISPOSED OF

The Company sold substantially all the assets of a wholly owned subsidiary in 1999. See discussion in Note 5 of the Notes to Consolidated Financial Statements.

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

PROVISION (BENEFIT) FOR INCOME TAXES

For the year ended December 31, 2000, the Company's provision for income taxes is comprised of state income taxes. As a result of the Company's Federal net operating loss carry-forward for income tax purposes, the provision for Federal income taxes was limited to alternative minimum tax and related to the extraordinary gain discussed below. For the year ended December 31, 1999, the Company recognized a benefit for income taxes of $6.1 million pursuant to the terms of the Tax Sharing Agreement as discussed in Note 4 of Notes to Consolidated Financial Statements.

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

As previously discussed in this report, due to certain alleged violations of explosives storage and related regulations in February 2002, the Bureau of Alcohol, Tobacco and Firearms ("BATF") issued an order revoking the manufacturing license of Slurry Explosive Corporation for its Hallowell, Kansas facility to produce certain explosives products. However, a different subsidiary of the Company in the explosives business has filed an application with the BATF to obtain a manufacturing license for the Hallowell, Kansas facility. See "Business - General", "Legal Proceedings", and "Overview - General" of this "Management's Discussion and Analysis of Financial Condition and Results of Operations". Because the ultimate outcome of this matter is not presently known, the Company cannot estimate the effects on its future cash flow from operations. However, although the Company does not believe that such effect will be material, there are no assurances that the revocation will not have a material adverse effect on the Company's cash flow from operations.

Net cash provided by operating activities for the year ended December 31, 2001 was $.5 million, after certain non-cash and working capital adjustments. The decrease in receivables is primarily due to: (i) a decrease in sales prices of certain chemical products during the fourth quarter of 2001 compared to the fourth quarter of 2000 primarily due to the extremely high cost of natural gas in 2000, (ii) the elimination of certain products in the Climate Control Business and (iii) the timing of collections. This decrease was partially offset by improved sales of explosives products in the Chemical Business and heat pump and certain new products in the Climate Control Business. The increase in inventory is primarily due to an increase in inventory at the Cherokee Facility due to a reduction in production in late 2000 as a result of the high natural gas prices and an increase in explosives products inventory caused by improved sales and the introduction of new products in the Chemical Business. The decrease in accounts payable is primarily due to (i) the timing of payments, (ii) a decrease in the number of days outstanding and (iii) the elimination of certain products in the Climate Control Business. This decrease was partially offset by increased production of certain products in the Chemical and Climate Control Businesses. The net decrease in accrued and other non-current liabilities includes a decrease in the amount of deposits held by the Chemical Business. This decrease was partially offset by (i) the increase in deferred income relating to the sale of the option to purchase the building in which Climate Master, Inc. builds its products to a non-ClimaChem subsidiary, (ii) increase in a deferred lease payment and (iii) increase in billings in excess of costs and estimated earnings on uncompleted contracts in the Climate Control Business.

 CASH FLOW FROM INVESTING AND FINANCING ACTIVITIES

 Cash used in investing activities for the year ended December 31, 2001 included $7.1 million in capital expenditures and $1.4 million increase in other assets. The capital expenditures were primarily for the benefit of the Chemical Business to enhance production and product delivery capabilities. The increase in other assets is primarily due to an increase in deferred loan costs relating to the new credit facility. These investing disbursements were partially offset by the proceeds from sales of property and equipment including the sale of a significant portion of the Company's explosives distribution business.

Net cash provided by financing activities included a net increase in revolving debt facilities of $3.6 million and proceeds from long-term debt issuance of $1 million, offset, by payments on long-term debt of $4.2 million.

OBLIGATIONS AND COMMITMENTS

In the normal course of business, the Company enters into contracts, leases and borrowing arrangements. The Company has no debt guarantees for unrelated parties. In connection with a series of agreements with Bayer Corporation to supply nitric acid on a cost plus basis, a subsidiary of the Company has entered into a 10 year leveraged lease in July 1999 that requires minimum future net lease rentals of approximately $64 million. The lease payments are includable costs in the cost plus agreements. These lease rentals are made monthly with one annual payment each December representing a majority of that due for the year. The Company's ability to perform on this lease commitment is contingent upon Bayer's performance under the related purchase agreement.

The Company's commitments and obligations as of December 31, 2001, are summarized in the following table:

Year Due
Type of Obligation	Total	2002	2003	2004	2005	2006	Thereafter
(in thousands)
Long-term debt	$121,902	$39,601	(1)	$929	$748	$539	$575	$79,510

Leveraged lease-Bayer Project	64,039	7,665		7,666	13,001	2,250	8,175	25,282

Operating leases - related parties	9,446	2,813		1,262	983	928	766	2,694

Other operating leases	11,733	1,855		1,600	1,324	1,019	780	5,155

Purchase commitments	8,145	949		949	949	949	949	3,400
	$215,265	$52,883		$12,406	$17,005	$5,685	$11,245	$116,041

(1) Not due by its terms until April 2005; however, agreement contains a subjective acceleration clause based on a material adverse change in operating results for financial condition and is therefore classified as due within one year in the accompanying consolidated balance sheet.

SOURCE OF FUNDS

The Company owns or leases substantially all of LSB's Chemical and Climate Control Businesses or assets. The Company and its subsidiaries are dependent on credit agreements with lenders, Indenture with bondholders, and internally generated cash flow in order to fund their operations and pay their debts and obligations.

The Company finances its working capital requirements for its subsidiaries through borrowings under a $50 million credit facility ("Working Capital Revolver Loan"). The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventory of the Company and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or LIBOR plus 4.5%. Interest is due monthly. The Working Capital Revolver Loan provides for up to $8.5 million of letters of credit. The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventory and intangibles of all the Company's entities other than El Dorado Nitric Co. and its subsidiaries ("EDNC") and certain assets of LSB Non-ClimaChem Entities. LSB, each of the Company's subsidiaries (except EDNC) and two LSB subsidiaries are guarantors of the indebtedness. EDNC is neither a borrower or guarantor of the Working Capital Revolver Loan. The Working Capital Revolver Loan requires the Company to meet certain financial covenants on a quarterly and/or annual basis. The Working Capital Revolver Loan requires the borrowers to have varying minimum amounts of availability under the revolver, which amounts generally increase prior to interest payment due dates of the Senior Unsecured Notes discussed in Note 8 of Notes to Consolidated Financial Statements. The Working Capital Revolver Loan requires that the Company's excess availability, as defined, equal an amount not less than $3.8 million, on each interest payment date, after making the interest payment due pursuant to the Company's Senior Unsecured Notes.

As of December 31, 2001, the Company had borrowing availability under the Working Capital Revolver Loan of $6.8 million with an effective interest rate of 6.75%. Borrowings under the Working Capital Revolver Loan outstanding at December 31, 2001 were $36.3 million. The interest on the outstanding debt under the Working Capital Revolver Loan at December 31, 2001, at the rates then in effect would approximate $2.6 million annually.

As of December 31, 2001, the Company has outstanding $75.1 million in Senior Unsecured Notes which require a semi-annual interest payment of $4 million on June 1 and December 1, 2002.

Effective October 1, 2001, the Company's subsidiary, Cherokee Nitrogen Company ("CNC") entered into a long term cost-plus solution supply agreement with a customer which is an affiliate of the customer discussed below. Under this contract, CNC will supply to this customer its requirements of 83% ammonium nitrate solution from CNC's Cherokee, Alabama manufacturing plant for a term of no less than five (5) years.

On November 1, 2001, the Company's subsidiary, El Dorado Chemical Company ("EDC") entered into a long-term cost-plus industrial grade ammonium nitrate supply agreement ("Supply Agreement") with a customer. Under the Supply Agreement, EDC will supply from it's El Dorado, Arkansas plant approximately 200,000 tons of industrial grade ammonium nitrate per year, which is approximately 90% of the plant's manufacturing capacity for that product, for a term of no less than five (5) years. Although the execution of this supply agreement will limit the upside potential of the Company's explosive's manufacturing product line, it is expected to provide significant and consistent throughput for the El Dorado Plant and a more constant operating margin.

As of December 31, 2001, LSB, the parent of the Company, owes the Company a net amount of approximately $11.9 million, of which $10.0 million bears an annual rate of interest of 10-3/4%, payable semiannually on June 1 and December 1, with the principal due in 2007 and $3.4 million bears interest at 7% with the principal and interest due in 2007.

Management's plan for 2002 anticipates a relatively stable business environment for the Climate Control Business. Based upon the projected order level, it is expected to continue to report positive results.

Management's plan for its Chemical Business is to increase the production level at the El Dorado, Arkansas, plant facility and the Cherokee, Alabama, plants at near practical capacity, improving the 2002 fixed cost absorption and operating results compared to 2001.

The 2002 production level for Industrial Grade Ammonium Nitrate ("IGAN") at the El Dorado plant facility is planned at or near full capacity, the same as in 2001. However, the production level for Agricultural Grade Ammonium Nitrate ("AGAN") is planed at a significantly higher level (50%) in 2002 than in 2001. If the planned production level is achieved, it would be close to the plants practical full capacity for AGAN. The increased production plan is based upon Management's assessment of the amount of competitive product available in the Chemical Business agricultural market in the spring of 2002, compared to the same period in 2001. As a result of less competitive AGAN product in the market, and an expanded geographical market due to competitor's plant closings, management believes that the higher sales volume measured in units can be achieved. Sales dollars and related cost of sales will be lower in 2002 since the unit cost of the plant's feed stock, anhydrous ammonia, is lower and the unit sales price is likewise lower than in the prior year.

The Company has planned capital expenditures for 2002 of approximately $5 million, but such capital expenditures are dependent upon obtaining acceptable financing. The Company will make these expenditures if there is sufficient working capital or available financing. As discussed in Note 11 of Notes to Consolidated Financial Statements, the wastewater program is not yet finally determined but is currently expected to require future capital expenditures of approximately $2 to $3 million over a period of years. Discussions for securing financing are currently underway.

Finally, while there are no assurances that the Company will be successful, the Company has negotiated a term sheet with an investor who has a majority block of the Company's Senior Unsecured Notes.  The term sheet provides that, subject to numerous conditions and agreements which are to be determined, affiliates of the investor will make loans to the Company (the "Loans"). If the Loans are made, the Company will use the funds to repurchase certain Senior Unsecured Notes at a substantial discount from face value, to pay the closing fees and expenses incurred in connection with the Loans, and to fund a cash collateral account. The Loans, if made, would be secured by certain assets of LSB and certain of its non-ClimaChem subsidiaries. Should the closing occur, LSB is to grant to the investor warrants to purchase up to 4.99% of LSB's outstanding common stock, at a nominal price, which warrants shall have a ten year exercise period. LSB currently has a total of approximately 12 million shares of common stock issued and outstanding. The making of the Loans is subject to, among other things, negotiation and execution of definitive agreements, approval by the credit committee of the parties making the Loans, completion of the investors due diligence, approval of the Company's working capital lender, and elimination of certain provisions contained in the Indenture covering the Senior Unsecured Notes.

The Company presently believes it can maintain compliance with the covenants of its working capital revolving credit facilities, successfully execute the above plan for 2002 and meet its obligations as they come due; however, there are no assurances to that effect. If the Company does not maintain compliance with the financial or other covenants of its working capital revolving facilities, does not achieve its plan for 2002, or other adverse unforeseen events occur in 2002, it is reasonably possible that the Company may not be able to meet its obligations as they come due. See "Special Note Regarding Forward-Looking Statements".

CONTINGENCIES

The Company has several contingencies that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants. Although management does not anticipate that these claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the outcome. The preceding sentence is a forward looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially. See "Business", "Legal Proceedings" and Note 11 of Notes to Consolidated Financial Statements.

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

GENERAL

The Company's results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of anhydrous ammonia and natural gas. The Company's Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feed stock for use in manufacturing processes generally at spot market prices. At December 31, 2001, the Company held no derivative instruments. All information is presented in U.S. dollars.

INTEREST RATE RISK

The Company's interest rate risk exposure results from its debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long-term rates, primarily fixed-rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

The following table presents principal amounts and related weighted-average interest rates by maturity date for the Company's interest rate sensitive financial instruments as of December 31, 2001.

YEARS ENDING DECEMBER 31,
(Dollars in thousands)
2002	2003	2004	2005	2006	THEREAFTER	TOTAL
Expected maturities of long-term debt:

Variable rate debt	$36,701	$353	$353	$353	$353	$500	$38,613

Weighted average interest rate (1)	6.41%	3.45%	3.45%	3.45%	3.45%	3.45%	3.94%

Fixed rate debt	$2,900	$576	$395	$186	$222	$79,010	$83,289

Weighted average interest rate (2)	10.43%	10.46%	10.48%	10.49%	10.50%	10.51%	10.48%

(1) Interest rate is based on the aggregate rate of debt outstanding as of December 31, 2001. On its Working Capital Revolver Loan, the interest rate is based on the lender's prime rate plus 2% per annum, or at the Company's option, the lender's LIBOR rate plus 4.5% per annum.

(2)  Interest rate is based on the aggregate of debt outstanding as of December 31, 2001.

As of December 31, 2001, the Company's variable-rate and fixed-rate debt which aggregated $121.9 million and $126.2 million, respectively exceeded the debt's fair market value by approximately $37.1 million and $51.8 million, respectively. The fair value of the Company's Senior Unsecured Notes was determined based on a market quotation for such securities.

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

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward Looking Statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward Looking Statements. Forward Looking Statements contained herein relate to, among other things, the Company's branding strategy, emphasizing quality, safety and reliability, gives it a competitive advantage, the demand for the Company's geothermal products will increase, the "E-2" brand ammonium nitrate fertilizer is recognized as a premium product, the agricultural products are the only seasonal products,
competition within the Chemical Business is primarily based on price, service, warranty and product performance, the market for commercial water source heat pumps will continue to grow, the backlog of confirmed orders for Climate Control products at December 31, 2001 will be filled by December 31, 2002, the Company will not incur difficulties obtaining necessary materials for its Chemical and Climate Control Businesses, amount to be spent relating to compliance with federal, state and local Environmental laws at the El Dorado Facility, anticipated financial performance,
adequate cash flows to meet its presently anticipated working capital requirements, contingencies will not result in substantial adverse impact in the Company's liquidity, management believes that the Company has adequate resources to meet its obligations as the come due, ability to make planned capital improvements and
ability to obtain financing for waste water disposal project.
there will be a relatively stable business environment for the Climate Control Business in 2002 the Climate Control Business is expected to have positive results in 2002
Chemical production levels are expected to increase for 2002 lower costs of sales and higher sales volume in the Chemical Business the revocation of Slurry's explosives manufacturing license will not have a material adverse effect on the Company's cash flow ability of a subsidiary to obtain an explosives manufacturing license to replace Slurry's revoked license completion of a loan to ClimaChem from an investor in the Senior Unsecured Notes.

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
inability to obtain a manufacturing license for the facility located at Hallowell, Kansas.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-Looking Statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the Forward Looking Statements contained herein to reflect future events or developments.

PART III

Because all of the Company's outstanding capital stock is owned directly or indirectly by its parent, LSB Industries, Inc., the Company is not required to file a definitive proxy statement, and, as a result, the Company will provide the information required by Part III of this report by amending this report on or before April 30, 2002, to include such information (except for the information of the Company's executive officers included under Item 4A of Part I of this report), and incorporate such by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1)	FINANCIAL STATEMENTS
The following consolidated financial statements of the Company appear immediately following this Part IV:
Pages

Report of Independent Auditors	F-1

Consolidated Balance Sheets at December 31, 2001 and 2000	F-2

Consolidated Statements of Operations for each of the three years in the period ended December 31, 2001	F-3

Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2001	F-4

Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2001	F-5 to F-6

Notes to Consolidated Financial Statements	F-7 to F-47

Quarterly Financial Data (Unaudited)	F-48 to F49

(a) (2) FINANCIAL STATEMENT SCHEDULE

The Company has included the following schedule in this report:

II - Valuation and Qualifying Accounts	F-50

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

10.5. Employment Agreement and Amendment to Severance Agreement, dated January 12, 1989 between LSB Industries, Inc. and Jack E. Golsen, dated March 21, 1996, which the Company hereby incorporates by reference from Exhibit 10.15 to LSB Industries, Inc.'s Form 10-K for fiscal year ended December 31, 1995.

10.6. Letter Amendment, dated May 14, 1997, to Loan and Security Agreement between DSN Corporation and The CIT Group/Equipment Financing, Inc., is incorporated by reference from Exhibit 10.1 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended March 31, 1997.

10.7. Amendment to Loan and Security Agreement, dated November 21, 1997, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.19 to the Company's Registration Statement, No. 333-44905.

10.8. Guaranty Agreement, dated November 21, 1997, executed by ClimaChem, Inc. in favor of The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.20 to the Company's Registration Statement, No. 333-44905.

10.9. Promissory Note, dated July 14, 1989, from Climate Master, Inc. to Oklahoma County Finance Authority, which the Company hereby incorporates by reference from Exhibit 10.21 to the Company's Registration Statement, No. 333-44905.

10.10. Extension of Maturity on Promissory Note, dated February 7, 1997, relating to the Promissory Note, dated July 14, 1989, from Climate Master, Inc., to Oklahoma County Finance Authority, which the Company hereby incorporates by reference from Exhibit 10.22 to the Company's Registration Statement, No. 333-44905.

10.11. Mortgage of Tenant's Interest in Lease, dated July 1, 1989, executed by Climate Master, Inc. in favor of the Oklahoma County Finance Authority, which the Company hereby incorporates by reference from Exhibit 10.23 to the Company's Registration Statement, No. 333-44905.

10.12. Project Loan Agreement, dated July 1, 1989, between Climate Master, Inc., and the Oklahoma County Finance Authority, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company's Registration Statement, No. 333-44905.

10.13. Land Lease, dated March 1, 1995, between DSN Corporation and Koch Sulphur Products Company, which the Company hereby incorporates by reference from Exhibit 10.29 to the Company's Registration Statement, No. 333-44905.

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

10.26 Loan and Security Agreement (Rail Tank Cars), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.16 to the Company's Registration Statement, No. 333-44905.

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

10.42. Rail Car Service Agreement, dated July 29, 1999, between Prime Financial Corporation and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1999.

10.43. Assignment, dated May 8, 2001, between Climate Master, Inc. and Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to LSB Industries Inc. Form 10-Q for the fiscal quarter ended March 31, 2001.

10.44. Amended and Restated Lease Agreement, dated May 8, 2001, between Raptor Master, L.L.C. and Climate Master, Inc. which the Company hereby incorporates by reference from Exhibit 10.4 to LSB Industries, Inc. Form 10-Q for the fiscal quarter ended March 31, 2001.

10.45. Option Agreement, dated May 8, 2001, between Raptor Master, L.L.C. and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.5 to LSB Industries, Inc. Form 10-Q for the fiscal quarter ended March 31, 2001.

10.46. Asset Purchase Agreement, dated October 22, 2001, between Orica USA, Inc. and El Dorado Chemical Company and Northwest Financial Corporation, which the Company hereby incorporates by reference from Exhibit 99.1 to LSB Industries, Inc. Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXHCNAGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.47. AN Supply Agreement, dated November 1, 2001, between Orica USA, Inc. and El Dorado Company, which the Company hereby incorporates by reference from Exhibit 99.2 to LSB Industries, Inc. Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXHCNAGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.48. Ammonium Nitrate Sales Agreement between Nelson Brothers, L.L.C. and Cherokee Nitrogen Company, which the Company hereby incorporates by reference form Exhibit 99.3 to LSB Industries, Inc. Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXHCNAGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

 10.49. Anhydrous Ammonia Sales Agreement, dated June 30, 2001, between Koch Nitrogen Company and El Dorado Chemical Company which the Company hereby incorporates by reference from Exhibit 10.2 to LSB Industries, Inc. Form 10-Q/A Amendment No.1 for the fiscal quarter ended June 30, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF COMMISSION ORDER CF #11884, DATED FEBRUARY 8, 2002 GRANTING A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT UNDER THE FREEDOM OF INFORMATION ACT AND THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.

10.50. Covenant Waiver Letter, dated August 2, 2001, between The CIT Group and DSN Corporation which the Company hereby incorporates by reference from Exhibit 10.64 to LSB Industries, Inc. Form 10-K for the year ended December 31, 2001.

10.51. Agreement, dated August 4, 2001, between El Dorado Chemical Company and Paper, Allied-Industrial, Chemical and Energy Workers International Union AFL-C10 and its Local 5-434 which the Company hereby incorporates by reference from Exhibit 10.65 to LSB Industries, Inc. Form 10-K for the year ended December 31, 2001.

10.52. Agreement, dated October 16, 2001, between El Dorado Chemical Company and International Association of Machinists and Aerospace Workers, AFL-C10 Local No. 224 which the Company hereby incorporates by reference from Exhibit 10.66 to LSB Industries, Inc. Form 10-K for the year ended December 31, 2001.

10.53 Loan and Security Agreement, dated April 13, 2001 by and among LSB Industries, Inc., ClimaChem and each of its Subsidiaries that are Signatories, the Lenders that are Signatories and Foothill Capital Corporation, which the Company hereby incorporates by reference from Exhibit 10.51 to the Company's amendment No. 1 to Form 10-K for the year ended December 31, 2000.

10.54. First Amendment to Industrial Plant Lease, dated October 31, 2001 between Cherokee Nitrogen Company and El Dorado Chemical Company.

21.1. Subsidiaries of the Company

23.1. Consent of Independent Auditors

(b) REPORTS ON FORM 8-K. The Company filed the following report on Form 8-K during the fourth quarter of 2001.

(i) Form 8-K, dated December 28, 2001. (date of earliest event: October 1, 2001). The item reported was Item 5, "Other Events and Regulation FD Disclosure", discussing the sales agreement between Cherokee Nitrogen Company and Nelson Brothers, LLC, the supply agreement between El Dorado Chemical Company ("EDC") and Orica USA Inc. and the sale of an explosives distribution business by EDC to Orica USA Inc. and Nelson Brother, LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this report on its behalf of this 3rd day of April, 2002.

CLIMACHEM, INC.

By: /s/Jack E. Golsen

Jack E. Golsen
Chairman of the Board and
President
(Principal Executive Officer)

By: /s/Tony M. Shelby

Tony M. Shelby
Senior Vice President of Finance
(Principal Financial Officer)

By: /s/Jim D. Jones

Jim D. Jones
Vice President, Treasurer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.

Dated: April 3, 2002	By: /s/Jack E. Golsen
Jack E. Golsen, Director

Dated: April 3, 2002	By: /s/Tony M. Shelby
Tony M. Shelby, Director

Dated: April 3, 2002	By: /s/David R. Goss
David R. Goss, Director

Dated: April 3, 2002	By: /s/Barry H. Golsen
Barry H. Golsen, Director

Dated: April 3, 2002	By: /s/Robert C. Brown
Robert C. Brown, Director

Dated: April 3, 2002	By: /s/Bernard G. Ille
Bernard G. Ille, Director

Dated: April 3, 2002	By: /s/Raymond B. Ackerman
Raymond B. Ackerman, Director

Dated: April 3, 2002	By: /s/Horace G. Rhodes
Horace G. Rhodes, Director.

ClimaChem, Inc.

Consolidated Financial Statements
for Inclusion in Form 10-K
Years ended December 31, 2001, 2000 and 1999

Report of Independent Auditors

The Board of Directors and Stockholders
ClimaChem, Inc.

We have audited the accompanying consolidated balance sheets of ClimaChem, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ClimaChem, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative financial instruments.

                                                                                                                                                                                             ERNST & YOUNG LLP

Oklahoma City, Oklahoma
March 27, 2002

ClimaChem, Inc.
Consolidated Balance Sheets

December 31,
2001	2000
(In Thousands)
Assets
Current assets:
Cash and cash equivalents	$309	$2,838
Trade accounts receivable, net	41,613	45,981
Inventories	29,959	29,020
Supplies and prepaid items	6,014	5,989
Deferred income taxes	2,000	-
Due from LSB and affiliates	-	1,103
Total current assets	79,895	84,931

Property, plant and equipment, net	70,122	72,825
Due from LSB and affiliates	14,407	14,166
Other assets, net	14,706	17,245
	$179,130	$189,167

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,530	$25,865
Accrued liabilities:
Customer deposits	512	4,545
Accrued losses on firm sales and purchase commitments	-	4,375
Other	13,241	12,727
Due to LSB and affiliates, net	1,310	-
Current portion of long-term debt	39,601	37,092
Total current liabilities	78,194	84,604

Long-term debt	82,301	89,064
Other non-current liabilities:
Accrued losses on firm purchase commitments	-	3,450
Deferred income taxes	3,120	-
Due to LSB	1,200	-
Other	5,572	2,666
	9,892	6,116
Commitments and contingencies (Note 11)	-	-

Stockholders' equity:
Common stock, $.10 par value; 500,000 shares authorized, 10,000 shares issued	1	1
Capital in excess of par value	12,652	12,652
Accumulated other comprehensive loss	(2,149)	-
Accumulated deficit	(1,761)	(3,270)
Total stockholders' equity	8,743	9,383
	$179,130	$189,167

See accompanying notes.

ClimaChem, Inc.
Consolidated Statements of Operations

Year Ended December 31,
2001	2000	1999
(In Thousands)
Revenues:
Net sales	$330,215	$279,972	$244,462
Gains on sales of property and equipment (Note 13)	2,898	-	-
Interest and other income, net	1,086	1,894	2,493
	334,199	281,866	246,955
Costs and expenses:
Cost of sales	277,797	232,495	196,095
Selling, general and administrative	46,014	45,932	45,618
Interest	13,078	13,882	14,260
Provision for loss on (benefit from termination of) firm sales and purchase commitments	(2,688)	3,395	8,439
Provision for impairment on long-lived assets	-	-	3,913
	334,201	295,704	268,325
Loss before business disposed of, provision (benefit) for income taxes and extraordinary gains	(2)	(13,838)	(21,370)

Business disposed of
Revenues	-	-	7,461
Operating costs, expenses and interest	-	-	9,419
	-	-	(1,958)
Loss on disposal of business	-	-	(1,971)
	-	-	(3,929)
Loss before provision (benefit) for income taxes and extraordinary gains	(2)	(13,838)	(25,299)

Provision (benefit) for income taxes	-	235	(6,117)
Loss before extraordinary gains	(2)	(14,073)	(19,182)

Extraordinary gains, net of income taxes of $1,120 in 2001 ($100 in 2000)	1,511	17,321	-
Net income (loss)	$1,509	$3,248	$(19,182)

See accompanying notes.

ClimaChem, Inc.
Consolidated Statements of Stockholders' Equity
(In Thousands)

Common Stock	Capital In Excess Of	Accumulated Other Comprehensive	Retained Earnings (Accumulated
Shares	Par Value	Par Value	Income (Loss)	Deficit)	Total
Balance at December 31, 1998	10,000	$1	$12,652	$(1,559)	$12,664	$23,758
Net loss	-	-	-	-	(19,182)	(19,182)
Foreign currency translation adjustment	-	-	-	1,559	-	1,559
Total comprehensive loss						(17,623)
Balance at December 31, 1999	10,000	1	12,652	-	(6,518)	6,135
Net income	-	-	-	-	3,248	3,248
Balance at December 31, 2000	10,000	1	12,652	-	(3,270)	9,383
Net income	-	-	-		1,509	1,509
Cumulative effect of change in accounting for derivative financial instruments (Note 2)	-	-	-	(2,439)		(2,439)
Reclassification to operations	-	-	-	290		290
Total comprehensive loss						(640)
Balance at December 31, 2001	10,000	$1	$12,652	$(2,149)	$(1,761)	$8,743

See accompanying notes.

ClimaChem, Inc.
Consolidated Statements of Cash Flows

Year Ended December 31,
2001	2000	1999
(In Thousands)
Cash flows from operating activities
Net income (loss)	$1,509	$3,248	$(19,182)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary gains on extinguishment of debt	(2,631)	(17,421)	-
Gain on sales of property and equipment	(2,898)	-	-
Provision for losses on (realization and reversal of) firm sales and purchase commitments	(7,825)	389	7,436
Provision for inventory write-downs	554	-	739
Provision for impairment on long-lived assets	-	-	3,913
Depreciation of property, plant and equipment	8,900	8,324	8,830
Amortization	1,676	1,183	1,138
Provision for losses on inventories and receivables	110	2,052	934
Other	-	-	195
Deferred income tax provision (benefit)	1,120	-	(6,192)
Loss on business disposed of	-	-	1,971
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	5,805	(6,007)	(3,661)
Inventories	(1,634)	(3,340)	3,786
Supplies and prepaid items	397	(2,550)	(186)
Accounts payable	(2,433)	9,828	(1,325)
Accrued and other non-current liabilities	(2,165)	8,081	3,285
Net cash provided by operating activities	485	3,787	1,681

(Continued on following page)

ClimaChem, Inc.
Consolidated Statements of Cash Flows (continued)
Year Ended December 31,
2001	2000	1999
(In Thousands)
Cash flows from investing activities
Payment made for acquisition of limited partner interest in business	$-	$-	$(3,114)
Purchase of receivables and option to acquire business	-	-	(2,558)
Capital expenditures	(7,082)	(6,778)	(6,688)
Proceeds from sales of property and equipment	3,677	-	1,045
Proceeds from the sale of business disposed of	-	-	9,981
Other assets	(1,425)	669	(870)
Net cash used by investing activities	(4,830)	(6,109)	(2,204)

Cash flows from financing activities
Payments on long-term and other debt	(4,154)	(3,674)	(6,867)
Long-term and other borrowings, net of origination fees	950	5,050	-
Acquisition of 10 3/4% Senior Notes	(21)	(7,002)	-
Net change in revolving debt facilities	3,601	7,676	8,269
Net change in due to/from LSB and affiliates	1,440	437	1,044
Net cash provided by financing activities	1,816	2,487	2,446
Net increase (decrease) in cash and cash equivalents	(2,529)	165	1,923

Cash and cash equivalents at beginning of year	2,838	2,673	750
Cash and cash equivalents at end of year	$309	$2,838	$2,673

See accompanying notes.

ClimaChem, Inc.

Notes to Consolidated Financial Statements
December 31, 2001, 2000 and 1999

1. Basis of Presentation

ClimaChem, Inc. (the "Company"), a wholly-owned subsidiary, directly or indirectly of LSB Industries, Inc. ("LSB" or "Parent"), was organized under the laws of the State of Oklahoma in October 1997. The Company is a holding company which maintains operations through various wholly-owned subsidiaries. The Company owns, through its subsidiaries, substantially all of the operations comprising the Chemical Business and Climate Control Business as previously owned by LSB. Prior to November 21, 1997, all of the Company's subsidiaries were wholly-owned subsidiaries of LSB, directly or through one or more intermediaries, and were contributed to the Company, following its formation, by LSB or other subsidiaries in exchange for all of the outstanding common stock of the Company. These exchanges have been accounted for as a reorganization of entities under common control and accordingly, reflect LSB's and its subsidiaries' historical cost of such subsidiaries and net assets.

The accompanying consolidated financial statements include the accounts of ClimaChem, Inc. and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated. Certain reclassifications have been made in the consolidated financial statements for 2000 and 1999 to conform to the consolidated financial statement presentation for 2001.

The Company has historically had significant transactions with LSB and its subsidiaries which are reflected in the accompanying consolidated financial statements on the basis established between the Company and LSB and its subsidiaries. See Notes 4, 9, 10 and 11.

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

Inventories

Inventories are is carried at the lower of cost or market, with cost being determined using the first-in, first-out basis, except for certain heat pump products with an estimated replacement value of $7,793,000 and $7,798,000 at December 31, 2001 and 2000, respectively, which are carried at the lower of cost or market, with cost being determined using the last-in, first-out (LIFO) basis. The difference between the LIFO basis and current cost was $678,000 and $682,000 at December 31, 2001 and 2000, respectively.

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

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

Excess of Purchase Price Over Net Assets Acquired

The excess of purchase price over net assets acquired, which is included in other assets in the accompanying balance sheets, was $1,627,000 and $1,969,000, net of accumulated amortization, of $4,785,000 and $4,443,000 at December 31, 2001 and 2000, respectively, and was being amortized by the straight-line method over periods of 15 to 19 years. Beginning January 1, 2002, the excess of purchase price over net assets acquired will no longer be amortized but will be tested for impairment at least annually. See - Recently Issued Pronouncements.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amounts of the assets to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amounts or fair values less costs to sell.

In 1999, the Company recognized impairment totaling $3.9 million (none in 2001 and 2000) associated with two chemical plants which are to be sold or dismantled. The 1999 provision for impairment represented the difference between the net carrying cost and the estimated salvage value for the non-operating plant to be dismantled and the difference between the net carrying cost and the estimated selling price less cost to dispose for the plant to be sold.

The Company has made estimates of the future cash flows related to its Chemical Business in order to determine recoverability of the Company's carrying cost. Based on these estimates, no additional impairment was recognized at December 31, 2001; however, it is reasonably possible that the Company may recognize additional impairments in this business in the near term if the Company experiences continued or further deterioration of the Chemical Business.

Debt Issuance Costs

Debt issuance costs are amortized over the term of the associated debt instrument using the

ClimaChem, Inc.
Consolidated Statements of Cash Flows (continued)

2. Accounting Policies (continued)

straight-line method. Such costs, which are included in other assets in the accompanying consolidated balance sheets, were $3,319,000 and $2,299,000, net of accumulated amortization, of $1,776,000 and $1,156,000 as of December 31, 2001 and 2000, respectively.

Revenue Recognition

The Company recognizes revenue at the time title to the goods transfers to the buyer and there remains no significant future performance obligations by the Company.

Shipping and Handling Costs

The Company records its shipping and handling costs in the Chemical Business in net sales while the Climate Control business records shipping and handling costs in selling, general and administrative expense. For 2001, 2000 and 1999, the shipping and handling costs of the Chemical Business amounted to $9,635,000, $9,689,000 and $6,042,000, respectively, while the costs in the Climate Control Business amounted to $3,908,000, $4,044,000 and $3,986,000, respectively.

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

Deferred income taxes result from the Company having different bases for financial and income tax reporting principally from utilizing different asset lives for income taxes purposes than for financial reporting purposes.

Research and Development Costs

Costs in connection with product research and development are expensed as incurred. Such costs amounted to $448,000, $391,000 and $713,000 for 2001, 2000 and 1999, respectively.

Advertising Costs

Costs in connection with advertising and promotion of the Company's products are expensed as incurred. Such costs amounted to $589,000, $752,000 and $1,027,000 for 2001, 2000 and 1999, respectively.

ClimaChem, Inc.
Consolidated Statements of Cash Flows (continued)

2. Accounting Policies (continued)

Hedging

In 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". The Company adopted SFAS 133, as amended, effective January 1, 2001. SFAS 133 required the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify or are not designated as hedges must be adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

In 1997, the Company entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, the Company executed the long-term lease agreement and terminated the forward at a net cost of $2.8 million. The Company historically accounted for this hedge under the deferral method (as an adjustment of the initial term lease rentals). At January 1, 2001, the remaining deferred cost included in other assets approximated $2.4 million. The deferred cost recognized in operations amounted to $290,000 and $169,000 for 2000 and 1999, respectively. Upon adoption of SFAS 133 on January 1, 2001, the deferred cost was reclassified into accumulated other comprehensive loss and will be amortized to operations over the term of the lease arrangement.

The Company also periodically enters into exchange-traded futures contracts for copper and aluminum (as such products are used in the Company's Climate Control Business), which contracts are currently accounted for on a mark-to-market basis.

Recently Issued Pronouncements

In July 2001, the FASB issued Statements No. 141 ("SFAS 141"), "Business Combinations," and No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 is effective for all business combinations initiated after June 30, 2001 and SFAS 142 will require that goodwill and intangible assets with indefinite lives no longer be amortized but be tested for impairment at least annually. SFAS 142 was effective for the Company on January 1, 2002. For 2001, 2000 and 1999, goodwill amortization was not material.

Also in July 2001, the FASB issued Statement No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligation" which will require liability recognition for legal or contractual retirement obligations associated with tangible long-lived assets. The Company will adopt SFAS 143, using a cumulative effect, effective January 1, 2003. The Company cannot currently reasonably estimate the effect, if any, the adoption of this standard will have on its financial statements.

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

2. Accounting Policies (continued)

In August 2001, the FASB issued Statement No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets" which will modify the accounting for and potentially the financial statement presentation of assets held for disposal. The Company will adopt SFAS 144 effective January 1, 2002. The adoption of SFAS 144 is not presently expected to have a material impact upon the Company's financial position or results of operations.

Statements of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash, overnight funds and interest bearing deposits with maturities when purchased by the Company of 90 days or less.

Supplemental cash flow information includes:

Year Ended December 31,
2001	2000	1999
(In Thousands)
Cash payments for:
Interest on long-term debt and other	$12,804	$14,010	$14,525
Income taxes:
Paid to state taxing authorities	$181	$4	$17
Paid to Parent	$-	$800	$-
Noncash financing and investing activities-
Long-term debt issued for property, plant and equipment	$-	$81	$471
Cumulative effect of change in accounting for derivative financial instruments	$2,439	$-	$-

3. Liquidity and Management's Plan

The Company owns or leases substantially all of LSB's Chemical and Climate Control Businesses or assets. The Company and its subsidiaries are dependent on credit agreements with lenders, Indenture with bondholders, and internally generated cash flow in order to fund their operations and pay their debts and obligations.

The Company finances its working capital requirements for its subsidiaries through borrowings under a $50 million credit facility ("Working Capital Revolver Loan"). The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventory of the Company and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or LIBOR plus 4.5%. Interest is due monthly.

The Working Capital Revolver Loan provides for up to $8.5 million of letters of credit. The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventory

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

3. Liquidity and Management's Plan (continued)

and intangibles of all the Company's entities other than El Dorado Nitric Co. and its subsidiaries ("EDNC") and certain assets of non-ClimaChem entities. LSB, each of the Company's subsidiaries (except EDNC) and two LSB subsidiaries are guarantors of the indebtedness. EDNC is neither a borrower or guarantor of the Working Capital Revolver Loan. The Working Capital Revolver Loan requires the Company to meet certain financial covenants on a quarterly and/or annual basis. The Working Capital Revolver Loan requires the borrowers to have varying minimum amounts of availability under the revolver, which amounts generally increase prior to interest payment due dates of the Senior Notes discussed in Note 8 - Long-Term Debt. The Working Capital Revolver Loan requires that the Company's excess availability, as defined, equal an amount not less than $3.8 million, on each interest payment date, after making the interest payment due pursuant to the Company's 10 3/4% Senior Unsecured Notes.

As of December 31, 2001, the Company had borrowing availability under the Working Capital Revolver Loan of $6.8 million with an effective interest rate of 6.75%. Borrowings under the Working Capital Revolver Loan outstanding at December 31, 2001 were $36.3 million. The interest on the outstanding debt under the Working Capital Revolver Loan at December 31, 2001, at the rates then in effect would approximate $2.6 million annually.

As of December 31, 2001, the Company has outstanding $75.1 million in Senior Unsecured Notes which require a semi-annual interest payment of $4 million on June 1 and December 1, 2002.

Effective October 1, 2001, the Company's subsidiary, Cherokee Nitrogen Company ("CNC") entered into a long term cost-plus solution supply agreement with a customer which is an affiliate of the customer discussed below. Under this contract, CNC will supply to this customer its requirements of 83% ammonium nitrate solution from CNC's Cherokee, Alabama manufacturing plant for a term of no less than five (5) years.

On November 1, 2001, the Company's subsidiary, El Dorado Chemical Company ("EDC") entered into a long-term industrial grade ammonium nitrate supply agreement ("Supply Agreement") with another customer. Under the Supply Agreement, EDC will supply from it's El Dorado, Arkansas plant approximately 200,000 tons of industrial grade ammonium nitrate per year, which is the plant's manufacturing capacity for that product, for a term of no less than five (5) years on a cost plus basis. Although the execution of this supply agreement will limit the upside potential of the Company's explosive's manufacturing product line, it will also provide significant and consistent throughput for the El Dorado Plant and a more constant operating margin.

As of December 31, 2001, LSB, the parent of the Company, owes the Company a net amount of approximately $11.9 million, of which $10.0 million bears an annual rate of interest of 10-3/4%, payable semiannually on June 1 and December 1, with the principal due in 2007 and $3.4 million bears interest at 7% with the principal and interest due in 2007.

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

3. Liquidity and Management's Plan (continued)

Management's plan for 2002 anticipates a relatively stable business environment for the Climate Control Business. Based upon the projected order level, it is expected to continue to report positive results.

Management's plan for its Chemical Business is to increase the production level at the El Dorado, Arkansas, plant facility and the Cherokee, Alabama, plants at near practical capacity, improving the 2002 fixed cost absorption and operating results compared to 2001.

The 2002 production level for Industrial Grade Ammonium Nitrate ("IGAN") at the El Dorado plant facility is planned at or near full capacity, the same as in 2001. However, the production level for Agricultural Grade Ammonium Nitrate ("AGAN") is planed at a significantly higher level (50%) in 2002 than in 2001. If the planned production level is achieved, it would be close to the plants practical full capacity for AGAN. The increased production plan is based upon Management's assessment of the amount of competitive product available in the Chemical Business agricultural market in the spring of 2002, compared to the same period in 2001. As a result of less competitive AGAN product in the market, and an expanded geographical market due to competitor's plant closings, management believes that the higher sales volume measured in units can be achieved. Sales dollars and related cost of sales will be lower in 2002 since the unit cost of the plant's feed stock, anhydrous ammonia, is lower and the unit sales price is likewise lower than in the prior year.

The Company has planned capital expenditures for 2002 of approximately $5 million, but such capital expenditures are dependent upon obtaining acceptable financing. The Company will make these expenditures if there is sufficient working capital or available financing. As discussed in Note 11 - Commitments and Contingencies, the wastewater program is not yet finally determined but is currently expected to require future capital expenditures of approximately $2 to $3 million over a period of years. Discussions for securing financing are currently underway.

Finally, while there are no assurances that the Company will be successful, the Company has negotiated a term sheet with an investor who has a majority block of the Company's 10 3/4% Senior Notes due 2007 (the "Senior Unsecured Notes"). The term sheet provides that, subject to numerous conditions and agreements which are to be determined, affiliates of the investor will make loans to the Company (the "Loans"). If the Loans are made, the Company will use the funds to repurchase certain Senior Unsecured Notes at a substantial discount from face value, to pay the closing fees and expenses incurred in connection with the Loans, and to fund a cash collateral account. The Loans, if made, would be secured by certain assets of LSB and certain of its non-ClimaChem subsidiaries. Should the closing occur, LSB is to grant to the investor warrants to purchase up to 4.99% of LSB's outstanding common stock, at a nominal price, which warrants shall have a ten year exercise period. LSB currently has a total of approximately twelve million shares of common stock issued and outstanding. The making of the Loans is subject to, among other things, negotiation and execution of definitive agreements, approval by the

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

3. Liquidity and Management's Plan (continued)

credit committee of the parties making the Loans, completion of the investors due diligence, approval of the Company's working capital lender, and elimination of certain provisions contained in the Indenture covering the Senior Notes.

The Company presently believes it can maintain compliance with the covenants of its working capital revolving credit facilities, successfully execute the above plan for 2002 and meet its obligations as they come due; however, there are no assurances to that effect. If the Company does not maintain compliance with the financial or other covenants of its working capital revolving facilities, does not achieve its plan for 2002, or other adverse unforeseen events occur in 2002, it is reasonably possible that the Company may not be able to meet its obligations as they come due.

4. Transactions with Related Parties

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

Charges for such services aggregate $522,000, $522,000 and $4,780,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Management of the Company believes these charges from LSB reasonably approximate additional general and administrative costs which would have been incurred if the Company had been an independent entity during such periods. These amounts do not include reimbursements for costs described in the next paragraph or amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

The Services Agreement also provides that LSB will permit employees of the Company and its subsidiaries to continue to participate in the benefit plans and programs sponsored by LSB. The Company will pay to, or reimburse, LSB for the costs associated with participation by the employees of the Company in LSB's benefit plans and programs.

In addition, the Services Agreement allows for purchases of other goods and services to the extent that the amount paid approximates fair value that would be paid to a third party. For the years ended December 31, 2001, 2000 and 1999, subsidiaries of the Company purchased certain raw materials from a subsidiary of LSB, not a subsidiary of the Company, for $6,606,000, $9,306,000 and $681,000, respectively. For the years ended December 31, 2001, 2000 and 1999, subsidiaries of the Company purchased certain raw materials with LSB's assistance and paid $862,000, $947,000 and $461,000, respectively to LSB in commissions on such purchases. For the years ended December 31, 2001, 2000 and 1999, the Company also purchased $371,000, $757,000 and $1,076,000, respectively in industrial supplies from subsidiaries of LSB which are not subsidiaries of the Company.

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

4. Transactions with Related Parties (continued)

The Company's Climate Control manufacturing subsidiaries also lease facilities and production equipment from an affiliate under various operating leases and a capital lease. See Note 11 Commitments and Contingencies, Operating Leases. Rental expense associated with the operating leases aggregated $3,688,000, $2,539,000 and $1,806,000 for the years ended December 31, 2001, 2000 and 1999, respectively. A subsidiary of the Climate Control Business is party to a capital lease with a subsidiary of LSB which is not a subsidiary of the Company. The lease agreement requires 112 monthly payments of $20,291 commencing on September 1, 2006. The accompanying balance sheet includes buildings and improvements under the capital lease of $3,172,000 and long-term debt includes a capital lease obligation of $1,323,000 ($1,246,000 at December 31, 2000) due to the LSB subsidiary.

A subsidiary of the Company is party to a services agreement with a LSB subsidiary pursuant to which such subsidiary is to provide railcar services to a subsidiary of the Company. Under the services agreement, the Company's subsidiary will pay a fee based on each railcar unit used by such subsidiary of $1,031 per month. The Company's subsidiary paid $316,000, $322,000 and $107,000 for the years ended December 31, 2001, 2000 and 1999, respectively, relating to the fee. Furthermore, the LSB subsidiary reimbursed the Company's subsidiary for maintenance fees relating to the railcars of $122,000, $125,000 and $43,000 for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's subsidiary is not required to use any railcar equipment under the services agreement, and the services agreement may be terminated at any time on 30 days written notice.

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

As a result of the transaction, the Climate Master lease and option to buy the Building was extended from February 2003 to May 2016, with the options to renew for additional five-year periods. The lease currently provides for payment of rent in the amount of $56,750 per month. The option price for Climate Master to purchase the Building, if exercised, is to be based on the amount of the mortgage on the Building outstanding at the time the option is exercised plus up to $200,000 less the amount of the Note.

In September 2001, the Company purchased Senior Unsecured Notes having a face value of approximately $4.7 million from a subsidiary of LSB which is not a subsidiary of the Company

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

4. Transactions with Related Parties (continued)

at the subsidiary's cost and recognized a gain of approximately $2.6 million before income taxes.

In November 1997, LSB and the Company entered into a management agreement (the "Management Agreement"), which provides that LSB will provide to the Company, managerial oversight and guidance concerning the broad policies, strategic decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB. Under the Management Agreement, the Company is to pay LSB a fee for such services which will not exceed $1.8 million annually plus Consumer Price Index adjustments, if any, discussed below.

The fee will be paid quarterly based upon the excess of actual earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the quarter minus $6,500,000, not to exceed $450,000 plus Consumer Price Index adjustments, if any, discussed below. If at the end of the calendar year, EBITDA is less than $26 million, management fees paid to LSB during the year shall be refunded to the Company for the first three quarters of the year. The maximum management fee amount to be paid to LSB by the Company is adjusted annually commensurate with the percentage change, if any, in the Consumer Price Index during the preceding calendar year. For the year ended December 31, 2001, the Company was obligated to pay LSB approximately $1.2 million of management fees under the Management Agreement inasmuch as EBITDA exceeded $26 million for the period. The Company was required to pay $1.8 million of management fees to LSB under the Management Agreement for 2000 and none for 1999.

In November 1997, the Company and LSB entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for (i) the allocation of payments of taxes for periods during which the Company and its subsidiaries and LSB are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. The Company owed LSB, under the Tax Sharing Agreement, approximately $.1 million for the year ended December 31, 2000 (none in 2001 and 1999).

Under the terms of an Indenture between the Company, the guarantors and the trustee relating to the Senior Notes, the Company is permitted to distribute or pay in the form of dividends and other distributions to LSB in connection with the Company's outstanding equity securities or loans, (a) advances or investments to any person (including LSB), up to 50% of the Company's consolidated net income for the period (taken as one accounting period), commencing on the first day of the first full fiscal quarter commencing after the Issue Date of the Senior Notes to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by the Company from the sale of its capital stock. This limitation will not prohibit (i) payment to LSB under the Services Agreement, Management Agreement and the Tax Sharing Agreement, or (ii) the payment of any dividend

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration. The Company did not declare and pay to LSB a dividend during the years ended December 31, 2001, 2000 and 1999.

4. Transactions with Related Parties (continued)

The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At December 31, 2001 and 2000, the Company had noncurrent loans, advances and interest due from LSB of approximately $14.4 million and $14.2 million, respectively, $10.0 million of which was loaned to LSB from the proceeds of the sale of the Senior Notes and bears interest at 10-3/4%, maturing November 2007 and $3.4 million due from LSB and affiliates related to cash advances from the Company to LSB and affiliates prior to the sale of the Senior Notes. This loan is due by its terms in November 2007 and bears interest at 7% per annum (accrued interest was $1.0 million and $.7 million as of December 31, 2001 and 2000, respectively). At December 31, 2001, the Company had $2.5 million due to LSB and affiliates included in current and non-current liabilities which includes the Management fees discussed above (approximately $1.1 million was due from LSB and affiliates at December 31, 2000). The Company earned interest income on net loans and advances due from LSB and affiliates aggregating approximately $1,427,000, $1,531,000 and $1,474,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

LSB and its subsidiaries (other than the Company and its subsidiaries), the "LSB Non-ClimaChem Entities"" are dependent upon their separate cash flows and the restricted funds which can be distributed by the Company under the above mentioned agreements. Management of LSB believes the LSB Non-ClimaChem Entities will have sufficient operating capital to meet its obligations as they come due (other than dividend obligation under its outstanding preferred stocks), including those to the Company. If LSB management is not successful in realizing certain excess and non-core assets, and if the Company is not able to transfer funds to LSB and its affiliates as permitted under the Indenture, the recoverability of the loans and advances to LSB may not be recoverable. As of December 31, 2001, the Company has not provided an allowance for doubtful accounts against these receivables, loans and advances since it is their present belief that LSB will be able to pay these amounts when they come due; however, it is reasonably possible that the evaluation relative to the amounts due from LSB and its subsidiaries could change in the near term.

5. Business Disposed of

On August 2, 1999, the Company sold substantially all the assets of its wholly owned subsidiary, Total Energy Systems Limited and its subsidiaries ("TES"), of the Chemical Business. Pursuant to the sale agreement, TES retained certain of its liabilities which were liquidated from the proceeds of the sale and from the collection of its accounts receivables which were retained. The loss associated with the disposition included in the accompanying consolidated statements of operations as business disposed of for 1999 was $2.0 million.

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

6. Inventories

Inventories consist of:

Finished (or Purchased) Goods	Work-in-Process	Raw Materials	Total
(In Thousands)
December 31, 2001:
Climate Control products	$5,459	$2,613	$7,405	$15,477
Chemical products	11,608	-	2,874	14,482
Total	$17,067	$2,613	$10,279	$29,959

December 31, 2000:
Total	$16,371	$2,962	$9,687	$29,020

7. Property, Plant and Equipment

Property, plant and equipment, consist of:

December 31,
2001	2000
(In Thousands)
Land and improvements	$1,532	$1,698
Buildings and improvements (A)	13,956	11,239
Machinery, equipment and automotive	114,260	126,758
Furniture and fixtures	4,750	4,784
	134,498	144,479
Less accumulated depreciation	64,376	71,654
	$70,122	$72,825

(A) Includes capital lease of $3,172,000 with a related party as discussed in Note 4.

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

8. Long-Term Debt

Long-term debt consists of the following:

December 31,
2001	2000
(In Thousands)
Secured revolving credit facility with interest at a base rate plus a specified percentage (6.75% aggregate rate at December 31, 2001) (A)	$36,348	$32,747
10-3/4% Senior Notes due 2007 (B)	75,107	79,835
Secured loan with interest payable monthly (C)	1,553	4,463
Other, with interest at rates of 3.45% to 12.80%, most of which is secured by machinery, equipment and real estate	8,894	9,111
	121,902	126,156
Less current portion of long-term debt	39,601	37,092
Long-term debt due after one year	$82,301	$89,064

(A)  In April 2001, the Company and its subsidiaries, ("the borrowers"), entered into a new $50 million credit facility with a new lender (the "Working Capital Revolver Loan") replacing the existing revolving credit facility. The Working Capital Revolver Loan provides for advances based on specified percentages of eligible accounts receivable and inventories of the Company and its subsidiaries and accrues interest at a base rate (generally equivalent to the prime rate) plus 2% or LIBOR plus 4.5%. Interest is due monthly. The facility provides for up to $8.5 million of letters of credit. All letters of credit outstanding reduce availability under the facility.

Under the Working Capital Revolver Loan, the lender also requires the borrowers to pay a letter of credit fee equal to 2.75% per annum of the undrawn amount of all outstanding letters of credit, an unused line fee equal to .5% per annum for the excess amount available under the facility not drawn and various other audit, appraisal and valuation charges. The Working Capital Revolver Loan matures in April 2005 and is secured by receivables, inventories and intangibles of all the Company's entities other than El Dorado Nitric Co. and its subsidiaries ("EDNC"). EDNC is neither a borrower or guarantor of the Working Capital Revolver Loan. A prepayment penalty equal to 3% of the facility is due to the lender should the borrowers elect to prepay the facility prior April 2003. This penalty is reduced 1% per year through maturity. The Working Capital Revolver Loan requires ClimaChem to maintain quarterly earnings before interest, taxes, depreciation and amortization (EBITDA) for ClimaChem and its Climate Control Business on a trailing twelve month basis, of $21.35 million and $10 million, respectively, to achieve an annual fixed charge coverage ratio of at least 1 to 1 and limits capital expenditures to $11.1 million annually. The Working Capital Revolver Loan requires the borrowers to have varying minimum amounts of availability under the revolver, prior to and following certain events. These amounts generally increase prior to interest payment due dates of the Senior Notes discussed in (B) below. The Working Capital Revolver Loan also

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

8. Long-Term Debt (continued)

contains covenants that, among other things, limit the borrowers' ability to: (i) incur additional indebtedness, (ii) incur liens, (iii) make restricted payments or loans to affiliates who are not borrowers, or (iv) engage in mergers, consolidations or other forms of recapitalization, (v) dispose of assets, and (vi) repurchase ClimaChem's 10-3/4% Senior Notes. The Working Capital Revolver Loan also requires all collections on accounts receivable be made through an account in the name of the lender or their agent and gives the lender the sole discretion to determine whether there has been any material adverse change; as defined, in the financial condition of the borrowers or LSB Industries, Inc., as guarantor, prior to granting additional advances. The lender may, upon an event of default as defined, terminate the Working Capital Revolver Loan and make the balance outstanding due and payable in full. Amounts available under the Working Capital Revolver Loan at December 31, 2001 were $6.8 million.

(B) In 1997, the Company completed the sale of $105 million principal amount of 10-3/4% Senior Notes due 2007 (the "Notes"). The Notes bear interest at an annual rate of 10-3/4% payable semiannually in arrears on June 1 and December 1 of each year. The Notes are senior unsecured obligations of the Company and rank equal in right of payment to all existing senior unsecured indebtedness of the Company. The Notes are effectively subordinated to all existing and future senior secured indebtedness of the Company and its subsidiaries.

The Notes were issued pursuant to an Indenture, which contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to: (i) incur additional indebtedness; (ii) incur certain liens; (iii) engage in certain transactions with affiliates; (iv) make certain restricted payments; (v) agree to payment restrictions affecting subsidiaries; (vi) engage in unrelated lines of business; or (vii) engage in mergers, consolidations or the transfer of all or substantially all of the assets of the Company to another person. In addition, in the event of certain asset sales, the Company is required to use the proceeds to reinvest in the Company's business, to repay certain debt or to offer to purchase Notes at 100% of the principal amount thereof, plus accrued and unpaid interest, if any, thereon, plus liquidated damages, if any, to the date of purchase.

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

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

8. Long-Term Debt (continued)

During 2001 and 2000, the Company repurchased Notes having a face value of approximately $4.7 million and $25.2 million, respectively and recognized gains of approximately $2.6 million $17.4 million before income taxes, respectively.

The Company is a holding company with no significant assets (other than the notes and accounts receivable from LSB, specified in the accompanying consolidated balance sheets) or material operations other than its investments in its subsidiaries, and each of its subsidiaries is wholly owned, directly or indirectly. ClimaChem's payment obligations under the Notes are fully, unconditionally and joint and severally guaranteed by all of the existing subsidiaries of the Company, except one subsidiary, El Dorado Nitric Company (formerly known as El Dorado Nitrogen Company) and its subsidiaries ("Non-Guarantor Subsidiaries").

Set forth below are consolidating financial information of the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, which are not guarantors of the Notes and the Company.

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

8. Long-Term Debt (continued)

Condensed Consolidating Balance Sheet As of December 31, 2001 (Dollars in thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Company (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$264	$16	$29		$309
Trade accounts receivable, net	38,752	2,837	24		41,613
Inventories	29,780	179	-		29,959
Supplies and prepaid items	5,171	29	814		6,014
Deferred income taxes	-	-	2,000		2,000
Total current assets	73,967	3,061	2,867		79,895

Property, plant and equipment, net	68,247	1,785	90		70,122
Due from LSB and affiliates	-	-	14,407		14,407
Investment in and advances to affiliates	-	-	107,340	$(107,340)	-
Receivable from Parent	-	8,235	-	(8,235)	-
Other assets, net	11,187	46	3,473	-	14,706
	$153,401	$13,127	$128,177	$(115,575)	$179,130

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,784	$2,220	$526		$23,530
Accrued liabilities:
Customer deposits	512	-	-		512
Other	10,628	1,449	1,164		13,241
Due to LSB and affiliates	-	-	1,310		1,310
Deferred income taxes	550	-		$(550)	-
Current portion of long-term debt	4,404	353	34,844		39,601
Total current liabilities	36,878	4,022	37,844	(550)	78,194

Long-term debt	5,268	1,912	75,121		82,301
Deferred income taxes	405	-	3,120	(405)	3,120
Due to LSB	-	-	1,200		1,200
Other non-current liabilities	2,194	3,378	-		5,572
Payable to Parent	54,107	-	-	(54,107)	-

Stockholders' equity:
Common stock	64	1	1	(65)	1
Capital in excess of par value	79,217	-	12,652	(79,217)	12,652
Accumulated other comprehensive loss	-	(2,149)	-		(2,149)
Retained earnings (accumulated deficit)	(24,732)	5,963	(1,761)	18,769	(1,761)
Total stockholders' equity	54,549	3,815	10,892	(60,513)	8,743
	$153,401	$13,127	$128,177	$(115,575)	$179,130

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

8. Long-Term Debt (continued)

Condensed Consolidating Balance Sheet As of December 31, 2000 (Dollars in thousands)
Combined Guarantor Subsidiaries	Non- Guarantor Subsidiary	Company (Parent)	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equilavents	$2,782	$8	$48		$2,838
Trade accounts receivable, net	40,525	5,376	80		45,981
Inventories	28,706	314	-		29,020
Supplies and prepaid items	5,054	48	887		5,989
Due from LSB and affiliates, net	-	-	1,103		1,103
Total current assets	77,067	5,746	2,118		84,931

Property, plant and equipment, net	71,521	1,221	83		72,825
Due from LSB and affiliates	-	-	14,166		14,166
Investment in and advances to affiliates	-	-	72,374	$(72,374)	-
Receivable from Parent	-	2,764	-	(2,764)	-
Other assets, net	12,206	2,491	2,548		17,245
	$160,794	$12,222	$91,289	$(75,138)	$189,167

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$23,039	$2,250	$576		$25,865
Accrued liabilities:
Customer deposits	4,545	-	-		4,545
Accrued losses on firm sales and purchase commitments	4,375	-	-		4,375
Other	9,159	2,160	1,408		12,727
Deferred income taxes	550	-	-	$(550)	-
Current portion of long-term debt	36,835	170	87		37,092
Total current liabilities	78,503	4,580	2,071	(550)	84,604

Long-term debt	7,679	1,550	79,835		89,064
Accrued losses on firm purchase commitments	3,450	-	-		3,450
Other non-current liabilities	225	2,441	-		2,666
Deferred income taxes	405	-	-	(405)	-
Payable to Parent	15,648	-	-	(15,648)	-

Stockholders' equity:
Common stock	64	1	1	(65)	1
Capital in excess of par value	79,217	-	12,652	(79,217)	12,652
Retained earnings (accumulated deficit)	(24,397)	3,650	(3,270)	20,747	(3,270)
Total stockholders' equity	54,884	3,651	9,383	(58,535)	9,383
	$160,794	$12,222	$91,289	$(75,138)	$189,167

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

8. Long-Term Debt (continued)

Condensed Consolidating Statement of Operations Year ended December 31, 2001 (Dollars in thousands)
Combined Guarantor Subsidiaries	ConsolidatedNon-Guarantor Subsidiaries	Company (Parent)	Eliminations	Consolidated
Revenues:
Net sales	$293,676	$36,539	$-		$330,215
Gains on sales of property and equipment	2,898	-	-		2,898
Other income (expense)	(187)	21	11,703	$(10,451)	1,086
	296,387	36,560	11,703	(10,451)	334,199

Costs and expenses:
Cost of sales	243,888	33,018	895	(4)	277,797
Selling, general and administrative	41,438	201	4,382	(7)	46,014
Interest	12,554	108	10,856	(10,440)	13,078
Benefit from termination of purchase commitment	(2,688)	-	-		(2,688)
	295,192	33,327	16,133	(10,451)	334,201
Income (loss) before equity in earnings of subsidiaries, provision (benefit) for income taxes and extraordinary gain	1,195	3,233	(4,430)	-	(2)

Equity in earnings of subsidiaries	-	-	1,978	(1,978)	-
Provision (benefit) for income taxes	1,530	920	(2,450)		-
Extraordinary gain, net	-	-	1,511		1,511
Net income (loss)	$(335)	$2,313	$1,509	$(1,978)	$1,509

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

8. Long-Term Debt (continued)

Condensed Consolidating Statement of Operations Year ended December 31, 2000 (Dollars in thousands)
Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	Company (Parent)	Eliminations	Consolidated
Revenues:
Net sales	$238,103	$41,869			$279,972
Other income (expense)	992	100	$8,742	$(7,940)	1,894
	239,095	41,969	8,742	(7,940)	281,866

Costs and expenses:
Cost of sales	192,918	38,345	1,232		232,495
Selling, general and administrative	40,988	428	4,516		45,932
Interest	12,140	17	9,665	(7,940)	13,882
Provisions for losses on firm sales and purchase commitments	3,395	-	-		3,395
	249,441	38,790	15,413	(7,940)	295,704
Income (loss) before equity in losses of subsidiaries, provision (benefit) for income taxes and extraordinary gain	(10,346)	3,179	(6,671)	-	(13,838)

Equity in losses of subsidiaries	-	-	(9,072)	9,072	-
Provision (benefit) for income taxes	862	1,043	(1,670)		235
Extraordinary gain, net	-	-	17,321		17,321
Net income (loss)	$(11,208)	$2,136	$3,248	$9,072	$3,248

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

8. Long-Term Debt (continued)

Condensed Consolidating Statement of Operations Year ended December 31, 1999 (Dollars in thousands)
Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	Company (Parent)	Eliminations	Consolidated
Businesses Continuing at December 31, 1999
Revenues:
Net sales	$225,956	$18,397	$109		$244,462
Other income (expense)	1,467	(373)	9,965	$(8,566)	2,493
	227,423	18,024	10,074	(8,566)	246,955

Costs and expenses:
Cost of sales	179,862	15,594	639		196,095
Selling, general and administrative	41,367	254	3,997		45,618
Interest	11,477	62	11,287	(8,566)	14,260
Provisions for losses on firm purchase commitments	8,439	-	-		8,439
Provisions for impairment on long-lived assets	3,913	-	-		3,913
	245,058	15,910	15,923	(8,566)	268,325
Income (loss) before business disposed of and provision (benefit) for income taxes	(17,635)	2,114	(5,849)	-	(21,370)

Business disposed of during 1999:
Revenues	7,461	-	-		7,461
Operating costs, expenses and interest	9,419	-	-		9,419
	(1,958)	-	-	-	(1,958)
Loss on disposal of business	(1,971)	-	-	-	(1,971)
	(3,929)	-	-	-	(3,929)
Income (loss) before equity in losses of subsidiaries and provision (benefit) for income taxes	(21,564)	2,114	(5,849)	-	(25,299)

Equity in losses of subsidiaries	-	-	(13,333)	13,333	-
Provision (benefit) for income taxes	(6,857)	740	-		(6,117)
Net income (loss)	$(14,707)	$1,374	$(19,182)	$13,333	$(19,182)

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

8. Long-Term Debt (continued)

Condensed Consolidating Statement of Cash Flows Year ended December 31, 2001 (Dollars in thousands)
Combined Guarantor Subsidiaries	Consolidated Non- Guarantor Subsidiaries	Company (Parent)	Eliminations	Consolidated
Cash flows provided (used) by operating activities	$(490)	$154	$821	$485

Cash flows from investing activities:
Capital expenditures	(6,345)	(697)	(40)	(7,082)
Proceeds from sales of property and equipment	3,677	-	-	3,677
Other assets	249	6	(1,680)	(1,425)
Net cash used by investing activities	(2,419)	(691)	(1,720)	(4,830)

Cash flows from financing activities:
Payments on long-term debt	(3,919)	(235)	-	(4,154)
Long-term and other borrowing, net of origination fee	-	950	-	950
Acquisition of 10 3/4 % Senior Unsecured Notes	-	-	(21)	(21)
Net change in revolving debt	(30,975)	(170)	34,746	3,601
Net change in due to/from LSB and affiliates	-	-	1,440	1,440
Advances to/from affiliates	35,285	-	(35,285)	-
Net cash provided (used) by financing activities	391	545	880	1,816
Net increase (decrease) in cash and cash equivalents from all activities	(2,518)	8	(19)	(2,529)

Cash and cash equivalents at the beginning of year	2,782	8	48	2,838
Cash and cash equivalents at the end of year	$264	$16	$29	$309

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

8. Long-Term Debt (continued)

Condensed Consolidating Statement of Cash Flows Year ended December 31, 2000 (Dollars in thousands)
Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	Company (Parent)	Eliminations	Consolidated
Cash flows provided (used) by operating activities	$(859)	$4,830	$(184)		$3,787

Cash flows from investing activities:
Capital expenditures	(5,915)	(780)	(83)		(6,778)
Purchase of Senior Notes of parent	-	(5,688)	-	$5,688	-
Other assets	1,495	(777)	(49)		669
Net cash used by investing activities	(4,420)	(7,245)	(132)	5,688	(6,109)

Cash flows from financing activities:
Payments on long-term debt	(3,674)	-	-		(3,674)
Long-term and other borrowings, net of origination fee	3,500	1,550	-		5,050
Acquisition of 10 3/4% Senior Unsecured Notes	-	-	(1,314)	(5,688)	(7,002)
Net change in revolving debt	7,419	170	87		7,676
Net change in due to/from LSB affiliates	-	-	437		437
Net cash provided (used) by financing activities	7,245	1,720	(790)	(5,688)	2,487
Net increase in cash and cash equivalents from all activities	1,966	(695)	(1,106)	-	165

Cash and cash equivalents at the beginning of year	816	703	1,154		2,673
Cash and cash equivalents at the end of year	$2,782	$8	$48	$-	$2,838

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

8. Long-Term Debt (continued)

Condensed Consolidating Statement of Cash Flows Year ended December 31, 1999 (Dollars in thousands)
Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	Company (Parent)	Eliminations	Consolidated
Cash flows provided (used) by operating activities	$4,180	$3,538	$(6,037)	$1,681

Cash flows from investing activities:
Capital expenditures	(6,179)	(509)	-	(6,688)
Payments made for acquisition of limited partner interest in business	(3,114)	-	-	(3,114)
Purchase of receivable and option to acquire business	(2,558)	-	-	(2,558)
Proceeds from sale of equipment	1,045	-	-	1,045
Proceeds from the sale of business disposed of	9,981	-	-	9,981
Other assets	(467)	(315)	(88)	(870)
Net cash used by investing activities	(1,292)	(824)	(88)	(2,204)

Cash flows from financing activities:
Payments on long-term debt	(6,867)	-	-	(6,867)
Net change in revolving debt	8,269	-	-	8,269
Net change in due to/from LSB and affiliates	(4,218)	(2,013)	7,275	1,044
Net cash provided (used) by financing activities	(2,816)	(2,013)	7,275	2,446
Net increase in cash and cash equivalents from all activities	72	701	1,150	1,923

Cash and cash equivalents at the beginning of year	744	2	4	750
Cash and cash equivalents at the end of year	$816	$703	$1,154	$2,673

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

8. Long-Term Debt (continued)

(C) This agreement, as amended, between a subsidiary of the Company and an institutional lender provides for a loan, the proceeds of which were used in the construction of a nitric acid plant, in the aggregate amount of $16.5 million requiring 84 equal monthly payments of principal plus interest, with interest at a fixed rate of 8.86% through maturity in 2002. This agreement is secured by the plant, equipment and machinery, and proprietary rights associated with the plant which has a carrying value of $24.7 million at December 31, 2001.

This agreement, as amended, contains covenants (i) requiring maintenance of an escalating tangible net worth, (ii) restricting distributions and dividends from a subsidiary of the Company to the Company to 50% of the subsidiary's annual net income, as defined, (iii) restricting a change of control of the Company and (iv) requiring maintenance of a debt to tangible net worth ratio. In August 2001, the lender waived compliance of financial covenants through December 31, 2002.

Maturities (in thousands) of long-term debt for each of the five years after December 31, 2001 are as follows: 2002--$39,601; 2003--$929; 2004--$748; 2005--$539; 2006--$575 and thereafter--$79,510.

9.Income Taxes

The provision (benefit) for income taxes consists of:

December 31,
2001	2000	1999
(In Thousands)
Current:
Federal	$-	$-	$-
State	-	235	75
	-	235	75

Deferred:
Federal	-	-	(5,297)
State	-	-	(895)
	-	-	(6,192)
Provision (benefit) for income taxes	$-	$235	$(6,117)

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

The tax effects of each type of temporary difference and carry forward that are used in computing deferred tax assets and liabilities and the valuation allowance related to deferred tax assets at December 31, 2001 and 2000 are as follows:

December 31,
2001	2000
(In Thousands)
Deferred tax liabilities
Accelerated depreciation used for tax purposes	$10,049	$9,964
Inventory basis difference resulting from a business combination	2,139	2,133
Other	109	187
Total deferred tax liabilities	12,297	12,284

Deferred tax assets
Amounts not deductible for tax purposes:
Accrued liabilities	916	3,580
Allowances for doubtful accounts and notes receivable	1,462	1,244
Other	1,092	1,220
Capitalization of certain costs as inventory for tax purposes	1,104	1,275
Discount purchase of debt by related party treated as income for tax purposes	1,039	1,037
Net operating loss carry forwards	5,564	3,972
Total deferred tax assets	11,177	12,328
Less valuation allowance on deferred tax assets	-	44
Total deferred tax assets	11,177	12,284
Net deferred tax liabilities	$1,120	$-

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

9. Income Taxes (continued)

The provision for income taxes differs from the amount computed by applying the federal statutory rate to " Loss before provision (benefit) for income taxes and extraordinary gains" due to the following:

Year Ended December 31,
2001	2000	1999
(In Thousands)
Provision (benefit) for income taxes at federal statutory rate	$(1)	$1,604	$(8,855)
State income taxes	-	235	(820)
Amortization of excess of purchase price over net assets acquired	-	128	120
Foreign subsidiary loss	-	-	1,375
Change in the valuation allowance related to deferred tax assets	-	(1,902)	1,946
Other	1	170	117
Provision (benefit) for income taxes	$-	$235	$(6,117)

10. Stockholders' Equity

Stock Options

Certain employees of the Company, including members of management of LSB devoting time to the Company, participate in the incentive stock option plans of LSB (the "Stock Option Plans"). As a result thereof, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying LSB stock on the date of grant, no compensation expense is generally recognized.

Pro forma information regarding net income is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated by LSB at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001 and 1999, respectively: risk-free interest rates of 4.34% and 6.04%; a dividend yield of 0%; a volatility factors of the expected market price of LSB's common stock of .95 and ..48; and a weighted

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

10. Stockholders' Equity (continued)

average expected life of the option of 9.7 and 6.9 years. There were no stock options granted in 2000.

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

For purposes of pro forma disclosures, the estimated fair value of the qualified stock options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

Year Ended December 31,
2001	2000	1999
(In Thousands)
Pro forma net income (loss)	$1,269	$2,730	$(19,690)

Qualified Stock Option Plan

At December 31, 2001, there are 929,363 options outstanding under the Qualified Stock Option Plans related to employees of the Company and members of LSB management devoting time to the Company. These options become exercisable 20% after one year from date of grant, 40% after two years, 70% after three years, 100% after four years and lapse at the end of ten years. The exercise price of options to be granted under this plan is equal to the market value of LSB's common stock at the date of grant.

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

10. Stockholders' Equity (continued)

Activity in the qualified stock option plans related to Company employees and members of LSB management devoting time to the Company during each of the three years in the period ended December 31, 2001 is as follows:

2001	2000	1999
Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	976,500	$2.70	1,037,050	$2.68	462,550	$4.39

Granted	164,063	2.76	-	-	579,500	1.29
Exercised	(8,400)	1.25	-	-	-	-
Canceled, forfeited or expired	(202,800)	4.49	(60,550)	2.47	(5,000)	1.25
Outstanding at end of year	929,363	2.22	976,500	2.70	1,037,050	2.68
Exercisable at end of year	444,000	$2.92	543,300	$3.82	313,000	$4.02

Weighted average fair value of options granted during year		$2.40		N/A		$.71

Outstanding options to acquire 915,363 shares of stock at December 31, 2001 had exercise prices ranging from $1.25 to $4.88 per share (430,000 of which are exercisable at a weighted average price of $2.72 per share) and had a weighted average exercise price of $2.22 and remaining contractual life of 6.1 years. The balance of options outstanding at December 31, 2001 had an exercise price of $9.00 per share (all of which are exercisable) and had a weighted average exercise price of $9.00 and remaining contractual life of 1.3 years.

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

In 2001, the board of Directors granted 88,750 options to employees and 8,438 options to an employee-director of the Company. In 2000, the LSB Board of Directors did not grant any options to employees. In 1999, the LSB Board of Directors granted 100,000 options to employees, 60,000 options to outside directors and 207,000 options to employee-directors of the Company. These options are granted at the price equivalent to LSB's stock price at the date of grant. The options vest over 48 months and have contractual lives of either five or ten years.

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

10. Stockholders' Equity (continued)

Activity in the non-qualified stock option plans related to Company employees and members of LSB management or directors devoting time to the Company during each of the three years in the period ended December 31, 2001 is as follows:

2001	2000	1999
Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	588,500	$2.45	661,500	$2.48	343,750	$3.80
Granted	97,188	2.73	-		367,000	1.30
Exercised	(7,500)	1.25	-		-
Surrendered, forfeited, or expired	(7,500)	4.19	(73,000)	2.44	(49,250)	2.88
Outstanding at end of year	670,688	2.49	588,500	2.49	661,500	2.55

Exercisable at end of year	312,100	$2.61	230,500	$2.70	100,000	$3.49

Weighted average fair value of options granted during year		$2.44		N/A		$.69

Outstanding options to acquire 436,688 shares of stock at December 31, 2001 had exercise prices ranging from $1.25 to $2.73 per share (167,300 of which are exercisable at a weighted average exercise price of $1.25 per share) and had a weighted average exercise price of $1.58 and remaining contractual life of 8.2 years. The balance of options outstanding at December 31, 2001 had exercise prices ranging from $4.13 to $4.19 per share (144,800 of which are exercisable at a weighted average price of $4.18) and had a weighted average exercise price of $4.18 and remaining contractual life of 6.3 years.

11. Commitments and Contingencies

Operating Leases

The Company leases certain property, plant and equipment under operating leases from related parties (Note 4) and others. Future annual minimum payments on operating leases, including the Nitric Acid Project and Purchase Commitment discussed below, with initial or remaining terms of one year or more at December 31, 2001 are as follows:

Related Parties	Others
(In Thousands)
2002	$2,813	$10,469
2003	1,262	10,215
2004	983	15,274
2005	928	4,218
2006	766	9,904
Thereafter	2,694	33,837
	$9,446	$83,917

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

Rent expense under all operating lease agreements, including month-to-month leases, was $15,773,000 in 2001, $12,306,000 in 2000 and $9,880,000 in 1999. Renewal options are available under certain of the lease agreements for various periods at approximately the existing annual rental amounts.

Nitric Acid Project

The Company's wholly owned subsidiary, EDNC, operates a nitric acid plant (the "Baytown Plant") at Bayer's Baytown, Texas chemical facility in accordance with a series of agreements with Bayer Corporation ("Bayer") (collectively, the "Bayer Agreement"). Under the Bayer Agreement, EDNC converts ammonia supplied by Bayer in nitric acid based on a cost plus arrangement. Under the terms of the Bayer Agreement, EDNC is leasing the Baytown Plant pursuant to a leveraged lease from an unrelated third party with an initial lease term of ten years. The schedule of future minimum payments on operating leases above includes $7,665,000 in 2002, $7,666,000 in 2003, $13,001,000 in 2004, $2,250,000 in 2005, $8,175,000 in 2006, and $25,282,000 after 2006 related to lease payments on the EDNC Baytown Plant. Upon expiration of the initial ten-year term, the Bayer Agreement may be renewed for up to six renewal terms of five years each; however, prior to each renewal period, either party to the Bayer Agreement may opt against renewal. EDNC's ability to perform on its lease commitments is contingent upon Bayer's performance under the Bayer Agreement.

Purchase and Sales Commitments

In June 2001, the Company reached an agreement with its supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated effective June 30, 2001. Under the new agreement, the Chemical Business will purchase 100% of its requirements, whatever the Company may determine them to be, excluding any amounts supplied by others for tolling at market price plus transportation to the Chemical Business Facility in El Dorado, Arkansas. See Note 14 Inventory Write-down and Benefit From Termination of (Loss on) Firm Sales and Purchase Commitment. The Company also enters into agreements with suppliers of raw materials which require the Company to provide finished goods in exchange therefore. The Company did not have a significant commitment to provide finished goods with its suppliers under these exchange agreements at December 31, 2001.

In 1995, the Company entered into a product supply agreement with a third party whereby the Company is required to make minimum monthly facility fee and other payments which aggregate $79,068. In return for this payment, the Company is entitled to certain quantities of compressed oxygen produced by the third party. Except in circumstances as defined by the agreement, the monthly payment is payable regardless of the quantity of compressed oxygen used by the Company. The term of this agreement, which has been included in the above minimum operating lease commitments, is for a term of 15 years; however, the Company can currently terminate the agreement without cause at a cost of approximately $4.5 million. Based on the Company's estimate of compressed oxygen demands of the plant, the cost of the oxygen

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

under this agreement is expected to be favorable compared to floating market prices. Purchases under this agreement aggregated $959,000 $933,000 and $912,000 in 2001, 2000 and 1999, respectively. At December 31, 2001, the Company has a standby letter of credit outstanding related to its Climate Control Business of approximately $1 million.

Effective October 1, 2001, the Company's subsidiary, Cherokee Nitrogen Company ("CNC") entered into a long term 83% ammonium nitrate solution supply agreement with a third party ("Solution Agreement"). Under the Solution Agreement, CNC will supply to the third party its requirements of 83% ammonium nitrate solution from CNC's Cherokee, Alabama manufacturing plant for a term of no less than five (5) years on a cost plus basis.

On November 1, 2001, the Company's subsidiary, El Dorado Chemical Company ("EDC") entered into a long term industrial grade ammonium nitrate supply agreement ("Supply Agreement") with a third party. Under the Supply Agreement, EDC will supply from it's El Dorado, Arkansas plant approximately 200,000 tons of industrial grade ammonium nitrate per year, which is the plant's manufacturing capacity for that product, for a term of no less than five (5) years on a cost plus basis.

Legal Matters

A. The Company and its operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by the Company in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to the Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from the Company's facilities or the use or disposal of certain of its chemical products. Significant expenditures have been incurred by the Chemical Business at the El Dorado Facility in order to comply with the Environmental Laws and Health Laws. The Chemical Business could be required to make significant additional site or operational modifications at the El Dorado Facility, involving substantial expenditures.

The Chemical Business entered into a consent administrative order with the Arkansas Department of Environmental Quality ("ADEQ") in August, 1998 (the "Wastewater Consent Order"). The Wastewater Consent Order recognized the presence of nitrate contamination in the shallow groundwater and required installation of an interim groundwater bioremediation treatment system. The bioremediation was not successful in achieving denitrification. The Chemical Business prepared a report to the ADEQ regarding field testing of the shallow groundwater with a plan for quarterly sampling of the monitor wells. Upon completion of the

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

waste minimization activities referenced below, a final remedy for groundwater contamination will be selected, based on an evaluation of risk. There are no known users of groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation. There can be no assurance that the risk assessment will be approved by the ADEQ, or that further work will not be required. The Wastewater Consent Order included a $183,700 penalty assessment, of which $125,000 is being satisfied over five years at expenditures of $25,000 per year for waste minimization activities.

The Wastewater Consent Order also required certain improvements in the wastewater collection and treatment system to be completed by October 2001. In September 2001, ADEQ proposed and the Company's subsidiary agreed that in lieu of the Wastewater Consent Order, ADEQ will issue a renewal permit establishing new, more restrictive effluent limits. The Company believes that the new permit will establish new deadlines, which the Company's subsidiary believes will allow a minimum of three years for the El Dorado plant to come into compliance with the new limits. Alternative methods for meeting these requirements are continuing to be examined by the Chemical Business. The Company believes, although there can be no assurance, that any such new effluent limits would not have a material adverse effect on the Company; however, should the facility be unable to operate in compliance with the new limits, such would have a material adverse effect upon the financial position and operating results of the Company and may result in the recognition of impairment of certain long-lived assets.

The wastewater program is not yet finally determined but is currently expected to require future capital expenditures of approximately $2 to $3 million over a period of years. Discussions for securing financing are currently underway.

In September, 2001, the large equalization pond located at the Chemical Business' El Dorado, Arkansas manufacturing facility was drained to accommodate repairs to a corroded underground discharge pipe. This event began when a hole developed in the pond's discharge pipe, allowing the release of water up stream of the permitted outfall. It was determined to allow water to be released through the valve into the permitted discharge to avoid erosion of a levy, to permit monitoring and sampling of discharged water, and to direct the discharge to the permitted outfall. No adverse environmental conditions were noted at the discharge, however, the sustained discharge was allegedly out of compliance with the mass effluent limits curtained in the permit. The ADEQ has offered a civil penalty for this event of $190,000 by means of a proposed Consent Administrative Order. The Chemical Business believes that the proposed penalty amount is far in excess of the amount warranted and has requested further discussions with the ADEQ regarding a proposed civil penalty applicable to this discharge event.

In February, 2002, Slurry Explosive Corporation ("Slurry") received a proposed consent administrative order ("Slurry Consent Order") from the Kansas Department of Health and Environment ("KDHE"), regarding Slurry's Hallowell, Kansas manufacturing facility ("Hallowell Facility"). The proposed Slurry Consent Order states that there exists soil and groundwater contamination, and there exists surface water contamination in the lake adjacent

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

to the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent lake is used for fishing. The Slurry Consent Order also provides that Slurry has not verified the presence of such contaminants. Under the terms of the draft Slurry Consent Order, Slurry would be required a) to submit an environmental assessment work plan to the KDHE for review and approval, b) to agree with the KDHE as to any required corrective actions to be performed at the Hallowell Facility, and c) to provide reports to the KDHE, all of the preceding in accordance with the time frames and formats required in the Slurry Consent Order. The Company believes, although there can be no assurance, that compliance by Slurry with the anticipated Slurry Consent Order would not have a material adverse effect on the Company.

From March, 2001, through January, 2002, the Chemical Business experienced eleven alleged air emissions violations. One of the alleged violations involved a malfunctioning continuous air emissions monitor, one of the alleged violations was based on a typographical error, six of the alleged violations involved air emissions point source tests that were allegedly performed in a manner not in compliance with testing procedures, two of the alleged violations involved tests that failed to meet emissions criteria, and one of the alleged violations involved the simultaneous operation of two boilers which is not permitted under the air permit. The Chemical Business and the ADEQ have been in negotiations regarding applicable penalties for certain of these violations. On March 5, 2002, the Chemical Business received a letter from the ADEQ outlining the above alleged violations, which based on past experience, is a preliminary step to proposing a Consent Administrative Order. The Chemical Business anticipates that it will enter into a Consent Administrative Order with the ADEQ to resolve the above alleged violations. The Chemical Business also anticipates requesting administrative changes to its air permit to avoid future difficulties in complying with testing procedures.

B. Due to certain alleged violations of explosives storage and related regulations, in February 2002, the government regulator of explosives companies, Bureau of Alcohol, Tobacco and Firearms ("BATF"), issued an order revoking the manufacturing license of Slurry Explosive Corporation ("Slurry"), a subsidiary of ClimaChem and the Company, for its Hallowell, Kansas facility ("Hallowell Facility") to produce certain explosives products and confiscated certain high explosives inventory. The license revocation order was upheld by an administrative law judge after an administrative trial. Slurry is currently reviewing its legal alternatives regarding the license revocation. In addition, Slurry and the Company has received a grand jury subpoena from the U.S. Attorney's office of Wichita, Kansas requesting business records of Slurry. Slurry is complying with such subpoena. A different subsidiary of the Company in the explosive business has filed an application with the BATF to obtain a manufacturing license for the Hallowell Facility. There is no assurance that the subsidiary will be able to obtain such license. Since February 2002, Slurry continued to manufacture certain non-explosive products at its Hallowell Facility. The Company has other production facilities where it can produce some explosives products to service its customers. It is not presently known whether the Company will be allowed to resume use of all of its long-lived asset (net book value of $2.7 million as of December 31, 2001) and be able to fully realize its remaining non-explosives inventory amounting to $1.7 million as of December 31, 2001. The ultimate outcome of this matter is not

 ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

11. Commitments and Contingencies (continued)

presently known. For the year ended December 31, 2001 the Company recognized a loss of $250,000 related to inventory existing at December 31, 2001, not presently expected to be recovered. The estimate of ultimate loss associated with this matter may change in the near term and such amount may be material. Slurry's sales for the years ended December 31, 2001, 2000 and 1999 were approximately $21.8, $18.2 and $15.8 million, respectively.

The Company has several contingencies, including those set forth above, that could impact its liquidity in the event that the Company is unsuccessful in defending against the claimants or possible claimants. Although management does not anticipate that these claims or possible claims will result in substantial adverse impacts on its liquidity, it is not possible to determine the ultimate outcome.

Other

LSB and, thus, the Company has retained certain risks associated with its operations, choosing to self-insure up to various specified amounts under its health insurance program. LSB reviews the program on at least a quarterly basis to balance the cost-benefit between its coverage and retained exposure and has accrued its share of the estimated liability. See the Services Agreement, Note 4.

12. Fair Value of Financial Instruments

The following discussion of fair values is not indicative of the overall fair value of the Company's assets and liabilities since the provisions of the SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," do not apply to all assets, including intangibles.

As of December 31, 2001 and 2000, due to their short term nature, the carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their estimated fair values.

As of December 31, 2001 and 2000, carrying values of variable rate debt which aggregated $38.6 million and $37.8 million, respectively, are believed to approximate their fair value. Fair values for fixed rate borrowings, other than the Notes, are estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration the Company's current credit worthiness. The fair value of the Notes was determined based on market quotations for such securities at December 31. As of December 31, 2001 and 2000, carrying values of fixed rate debt which aggregated $83.3 million and $88.4 million, respectively, had estimated fair values of approximately $46.1 million and $36.6 million, respectively.

At December 31, 2001 and 2000, the carrying value of the intercompany loans of $14.5 and $15.3 million, respectively, exceeded the estimated fair value of such loans (assuming full realization) by approximately $1.4 million and $2.8 million, respectively.

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

13. Gains on Sales of Property and Equipment

On November 1, 2001, a subsidiary of the Company sold a significant portion of its explosives distribution assets. The total sales price for the distribution sites was $3.5 million. The Company recognized a gain on the sale of these assets of approximately $2.7 million.

14. Inventory Write-Down and Benefit From Termination of (Loss on) Firm Sales and
Purchase Commitments

In June 2001, the Company reached an agreement with its supplier of anhydrous ammonia whereby the former long-term purchase commitment was terminated effective June 30, 2001. Under the new agreement, the Chemical Business purchases 100% of its requirements of purchased ammonia at market price plus transportation to the Chemical Business Facility in El Dorado, Arkansas through December 2002.

As consideration to terminate the prior above-market priced take-or-pay purchase commitment which provided, among other things, for a market price based on natural gas and required minimum monthly purchase volumes, the Chemical Business agreed to pay the supplier a one-time settlement fee. The remaining accrued liability as of June 30, 2001, associated with the above-market purchase commitment, net of the one-time settlement fee, was eliminated resulting in a gain on termination of the purchase commitment of $2.3 million that was recognized in 2001. The supplier also agreed to refund the Chemical Business up to $.7 million contingent on minimum monthly purchase volumes for which the Chemical Business recognized an additional gain on termination of the purchase commitment of $.4 million during 2001. For the first six months of 2001, the Company realized, through cost of goods sold, approximately $2.1 million of the accrued liability previously established for loss on the former firm purchase commitment.

Prior to the termination discussed above, the Chemical Business had a firm commitment to purchase anhydrous ammonia pursuant to the terms of a supply contract that were higher than the then current market spot price. As a result, in 2000 and 1999, a subsidiary of the Company recorded loss provisions for anhydrous ammonia required to be purchased during the remainder of the contract aggregating approximately $2.5 and $8.4 million, respectively. During 2001 and 1999, the Company's Chemical Business also wrote down the carrying value of certain nitrate-based inventories by approximately $1 million and $1.6 million, respectively which is include in cost of sales in the accompanying consolidated statement of operations.

Also in 2000, the Company entered into forward sales commitments with customers for deliveries in 2001 which ultimately were at prices below the Company's costs as of December 31, 2000. In connection therewith, the Company recognized a loss on these sales commitments in 2000 of $.9 million.

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

15. Business Interruption Insurance Recovery

In 2000, a nitric acid plant ("Baytown Plant") operated by El Dorado Nitric Company ("EDNC"), a subsidiary of the Company, experienced a mechanical failure resulting in an interruption of production. To supply nitric acid to EDNC's customers during the interruption, EDNC purchased nitric acid produced by a subsidiary of the Company, El Dorado Chemical Company ("EDC"), as well as from third party producers. The repairs to the Baytown Plant were completed in January 2001.

Because EDC increased its production in nitric acid to supply EDNC during the interruption, this increase negatively impacted its capability to produce agricultural products to be sold during 2001 spring season. Therefore the Company received and recognized a business interruption insurance recovery of approximately $1.6 million during 2001 which is classified as a reduction of cost of sales in the accompanying consolidated statement of operations for 2001.

16. Segment Information

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

Description of each Reportable Segment

Chemical

This segment manufactures and sells fertilizer grade ammonium nitrate and urea ammonia nitrate for the agriculture industry, explosive grade ammonium nitrate and solutions for the mining industry and concentrated, blended and mixed nitric acid for industrial applications. The Company's primary manufacturing facilities are located in El Dorado, Arkansas, Baytown, Texas and Cherokee, Alabama. Sales to customers of this segment primarily include farmers, ranchers and dealers in the Central, South Central and Southeast regions of the United States, explosives distributors in Kentucky, Missouri, Texas, Oklahoma and West Virginia and industrial users of acids in the South and East regions of the United States. In addition to the industrial grade ammonium nitrate products, EDC's Arkansas plant has manufacturing capacity for approximately 250,000 tons per year of agricultural grade ammonium nitrate products, 90,000 tons per year of concentrated nitric acid, and 100,000 tons per year of sulfuric acid.

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

16. Segment Information (continued)

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

Credit Risk

Sales to contractors and independent sales representatives are generally secured by a mechanics lien in the Climate Control Business. Other sales are generally unsecured. Credit is extended to customers based on an evaluation of the customer's financial condition and other factors. Credit losses are provided for in the financial statements based on historical experience and periodic assessment of outstanding account receivable, particularly those accounts which are past due. The Company's periodic assessment of accounts and credit loss provisions are based on the Company's best estimate of amounts which are not recoverable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer bases, and their dispersion across many different industries and geographic areas. As of December 31, 2001 and 2000, the Company's accounts receivable are shown net of allowance for doubtful accounts of $2.5 million and $3 million, respectively. Notes receivable included in other assets are shown net of allowance for doubtful accounts of $1 million as of December 31, 2001 and 2000, respectively.

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

16. Segment Information (continued)

Information about the Company's operations in different industry segments is detailed below.

Year Ended December 31,
2001	2000	1999
(In Thousands)
Net sales:
Businesses continuing:
Chemical
Agricultural Products	$60,742	$40,671	$33,398
Explosives	76,632	51,438	49,965
Industrial Acids	54,406	57,289	44,044
Total Chemical	191,780	149,398	127,407

Climate Control:
Water source heat pumps	61,134	54,242	51,292
Hydronic fan coils	61,397	61,111	57,133
Other HVAC products and services	15,904	15,221	8,630
Total Climate Control	138,435	130,574	117,055

Business disposed of - Chemical	-	-	7,461
	$330,215	$279,972	$251,923

Gross profit
Businesses continuing:
Chemical	$16,206	$14,974	$13,458
Climate Control	36,212	32,503	34,909
	$52,418	$47,477	$48,367

Operating profit (loss):
Businesses continuing:
Chemical	$1,520	$(230)	$(1,353)
Climate Control	9,079	6,291	8,628
	10,599	6,061	7,275
Business disposed of - Chemical	-	-	(1,632)
	10,599	6,061	5,643

Unallocated fees from Services Agreement and general corporate expenses, net	(4,195)	(4,516)	(4,526)
Interest income	1,464	1,683	1,512
Gain on sales of property and equipment	2,898	-	-
Other income (expense), net	(378)	211	981
Interest expense:
Business disposed of	-	-	(326)
Business continuing	(13,078)	(13,882)	(14,260)
Loss on business disposed of	-	-	(1,971)
Benefit from termination of (provision for loss on) firm sales and purchase commitments - Chemical	2,688	(3,395)	(8,439)
Provision for impairment on long-lived assets	-	-	(3,913)
Loss before provision (benefit) for income taxes and extraordinary gains	$(2)	$(13,838)	$(25,299)

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

16. Segment Information (continued)

Year Ended December 31,
2001	2000	1999
(In Thousands)
Depreciation of property, plant and equipment:
Businesses continuing:
Chemical	$6,867	$6,472	$7,283
Climate Control	2,033	1,852	1,547
Total depreciation of property, plant and equipment	$8,900	$8,324	$8,830

Additions to property, plant and equipment:
Businesses continuing:
Chemical	$6,326	$3,997	$3,670
Climate Control	756	2,781	3,489
Total additions to property, plant and equipment	$7,082	$6,778	$7,159

Total assets:
Businesses continuing:
Chemical	$101,096	$108,387	$102,185
Climate Control	57,937	61,865	61,781
Corporate assets	20,097	18,915	20,112
Total assets	$179,130	$189,167	$184,078

Revenues by industry segment include revenues from unaffiliated customers, as reported in the consolidated financial statements. Intersegment revenues, which are accounted for at transfer prices ranging from the cost of producing or acquiring the product or service to normal prices to unaffiliated customers, are not significant.

Gross profit by industry segment represents net sales less cost of sales. Operating profit by industry segment represents gross profit less selling, general and administrative expenses. In computing operating profit, none of the following items have been added or deducted: gain on sales of property and equipment, fees from Service Agreements, general corporate expenses, income taxes, interest expense, provision for loss on (benefit from termination of) firm sales and purchase commitments, provision for impairment on long-lived assets, results from businesses disposed of or extraordinary gains.

Total assets by industry segment are those assets used in the operations of each industry. Corporate assets are those principally owned by the parent company not involved in the two identified industries.

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

16. Segment Information (continued)

Information about the Company's domestic and foreign operations for each of the three years in the period ended December 31, 2001 is detailed below:

Geographic Region	2001	2000	1999
(In Thousands)
Sales
Businesses continuing:
Domestic	$328,053	$274,427	$241,198
Foreign	2,162	5,545	3,264
	330,215	279,972	244,462
Foreign business disposed of - Chemical	-	-	7,461
	$330,215	$279,972	$251,923

Income (loss) before provision (benefit) for income taxes and extraordinary gains:
Businesses continuing:
Domestic	$80	$(13,517)	$(21,086)
Foreign	(82)	(321)	(284)
	(2)	(13,838)	(21,370)
Foreign business disposed of - Chemical	-	-	(1,958)
Loss on disposal of foreign business - Chemical	-	-	(1,971)
	$(2)	$(13,838)	$(25,299)

Long-lived assets:
Domestic	$70,122	$72,825	$75,667
Foreign	-	-	-
	$70,122	$72,825	$75,667

Revenues by geographic region include revenues from unaffiliated customers, as reported in the consolidated financial statements. Revenues earned from sales or transfers between affiliates in different geographic regions are shown as revenues of the transferring region and are eliminated in consolidation.

ClimaChem, Inc.
Notes to Consolidated Financial Statements (continued)

16. Segment Information (continued)

Revenues from unaffiliated customers include foreign export sales as follows:

December
Geographic Region	2001	2000	1999
(In Thousands)
Canada	$6,936	$5,744	$5,954
Middle East	1,605	3,695	4,431
Mexico and Central and South America	1,331	834	1,144
Other	3,934	3,610	4,240
	$13,806	$13,883	$15,769

Major Customer

Sales to one customer, Bayer Corporation ("Bayer") of the Company's Chemical Business segment represented approximately 14% of total revenues of the Company for 2000. There were no customers with sales of more than 10% of the Company's total revenues for 2001 and 1999.  As discussed in Note 11-Commitments and Contingencies, under the terms of the Bayer Agreement, Bayer will purchase, from a subsidiary of the Company, all of its requirements for nitric acid to be used at the Baytown, Texas facility for an initial ten-year term ending May 2009.

ClimaChem, Inc.
Supplementary Financial Data
Quarterly Financial Data (Unaudited)
(In Thousands, Except Per Share Amounts)

Three Months Ended
March 31	June 30	September 30	December 31
2001
Total revenues	$84,842	$96,652	$75,954	$76,751

Gross profit on net sales	$13,097	$20,696	$9,173	$9,452

Income (loss) before extraordinary gain	$(1,176)	$2,908	$(2,777)	$1,043

Extraordinary gain before taxes	$30	$-	$2,601	$-

Net income (loss)	$(1,146)	$2,908	$(376)	$123

2000
Total revenues	$67,438	$74,323	$66,383	$73,722

Gross profit on net sales	$14,543	$14,305	$10,218	$8,411

Loss before extraordinary gain	$(295)	$(2,827)	$(3,252)	$(7,699)

Extraordinary gain before taxes	$-	$13,469	$3,952	$-

Net income (loss)	$(295)	$9,742	$(1,300)	$(4,899)

In the fourth quarter of 2001, the Company sold certain property and equipment including a significant portion of its explosives distribution business and recognized a gain of approximately $2.7 million.

During the fourth quarter of 2001, the Company received approximately $1.2 million from its supplier of anhydrous ammonia relating to excess pipeline charges previously billed to the Company. This amount is classified as a reduction of cost of sales.

During the third and fourth quarters of 2001, the Company wrote down the carrying value of certain nitrate-based inventories by approximately $.7 million and $.3 million, respectively.

The Company recorded a benefit from termination of firm purchase commitments of $2.3 million and $.4 million in the second and fourth quarters of 2001, respectively compared to provisions for losses on firm sales and purchase commitments of $1.5 million, $1.0 million and $.9 million in the first, second and fourth quarters of 2000, respectively.

ClimaChem, Inc.
Supplementary Financial Data
Quarterly Financial Data (Unaudited) (continued)

The Company repurchased approximately $4.5 million of Senior Notes in the third quarter of 2001 and recognized a gain of approximately $2.6 million. The Company repurchased approximately $19.2 million and $6.0 million of Senior Notes in the second and third quarters of 2000, respectively, and recognized a pre-tax extraordinary gain of approximately $13.5 million and $3.9 million, respectively.

Total revenues, as reported above, includes interest income of $389,000, $375,000, $363,000 and $337,000 for the quarter ended March 31, June 30, September 30 and December 31, 2001. Total revenues, as reported above, includes interest income of $410,000, $443,000, $395,000 and $435,000 for the quarter ended March 31, June 30, September 30 and December 31, 2000, respectively.

ClimaChem, Inc.
Schedule II -- Valuation and Qualifying Accounts
Years ended December 31, 2001, 2000 and 1999
(Dollars in Thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions Write-offs/ Costs Incurred	Balance at End of Year
Accounts receivable - allowance for doubtful accounts (1):
2001	$2,997	$50	$551	$2,496

2000	$1,541	$1,960	$504	$2,997

1999	$1,802	$828	$1,089	$1,541

Inventory - reserve for slow-moving items (1):
2001	$541	$60	$-	$601

2000	$449	$92	$-	$541

1999	$343	$106	$-	$449

Notes receivable - allowance for doubtful accounts (1):
2001	$1,029	$-	$63	$966

2000	$2,544	$-	$1,515	$1,029

1999	$2,544	$-	$-	$2,544

Accrual for plant turnaround:
2001	$1,848	$2,946	$3,052	$1,742

2000	$1,299	$1,922	$1,373	$1,848

1999	$1,104	$1,420	$1,226	$1,298

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

10.5. Employment Agreement and Amendment to Severance Agreement, dated January 12, 1989 between LSB Industries, Inc. and Jack E. Golsen, dated March 21, 1996, which the Company hereby incorporates by reference from Exhibit 10.15 to LSB Industries, Inc.'s Form 10-K for fiscal year ended December 31, 1995.

10.6. Letter Amendment, dated May 14, 1997, to Loan and Security Agreement between DSN Corporation and The CIT Group/Equipment Financing, Inc., is incorporated by reference from Exhibit 10.1 to LSB Industries, Inc.'s Form 10-Q for the fiscal quarter ended March 31, 1997.

10.7. Amendment to Loan and Security Agreement, dated November 21, 1997, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.19 to the Company's Registration Statement, No. 333-44905.

10.8. Guaranty Agreement, dated November 21, 1997, executed by ClimaChem, Inc. in favor of The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.20 to the Company's Registration Statement, No. 333-44905.

10.9. Promissory Note, dated July 14, 1989, from Climate Master, Inc. to Oklahoma County Finance Authority, which the Company hereby incorporates by reference from Exhibit 10.21 to the Company's Registration Statement, No. 333-44905.

10.10. Extension of Maturity on Promissory Note, dated February 7, 1997, relating to the Promissory Note, dated July 14, 1989, from Climate Master, Inc., to Oklahoma County Finance Authority, which the Company hereby incorporates by reference from Exhibit 10.22 to the Company's Registration Statement, No. 333-44905.

10.11. Mortgage of Tenant's Interest in Lease, dated July 1, 1989, executed by Climate Master, Inc. in favor of the Oklahoma County Finance Authority, which the Company hereby incorporates by reference from Exhibit 10.23 to the Company's Registration Statement, No. 333-44905.

10.12. Project Loan Agreement, dated July 1, 1989, between Climate Master, Inc., and the Oklahoma County Finance Authority, which the Company hereby incorporates by reference from Exhibit 10.24 to the Company's Registration Statement, No. 333-44905.

10.13. Land Lease, dated March 1, 1995, between DSN Corporation and Koch Sulphur Products Company, which the Company hereby incorporates by reference from Exhibit 10.29 to the Company's Registration Statement, No. 333-44905.

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

10.26 Loan and Security Agreement (Rail Tank Cars), dated November 15, 1995, between DSN Corporation and The CIT Group/Equipment Financing, Inc., which the Company hereby incorporates by reference from Exhibit 10.16 to the Company's Registration Statement, No. 333-44905.

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

10.42. Rail Car Service Agreement, dated July 29, 1999, between Prime Financial Corporation and El Dorado Chemical Company, which the Company hereby incorporates by reference from Exhibit 10.2 to the Company's Form 10-Q for the fiscal quarter ended September 30, 1999.

10.43. Assignment, dated May 8, 2001, between Climate Master, Inc. and Prime Financial Corporation, which the Company hereby incorporates by reference from Exhibit 10.2 to LSB Industries Inc. Form 10-Q for the fiscal quarter ended March 31, 2001.

10.44. Amended and Restated Lease Agreement, dated May 8, 2001, between Raptor Master, L.L.C. and Climate Master, Inc. which the Company hereby incorporates by reference from Exhibit 10.4 to LSB Industries, Inc. Form 10-Q for the fiscal quarter ended March 31, 2001.

10.45. Option Agreement, dated May 8, 2001, between Raptor Master, L.L.C. and Climate Master, Inc., which the Company hereby incorporates by reference from Exhibit 10.5 to LSB Industries, Inc. Form 10-Q for the fiscal quarter ended March 31, 2001.

10.46. Asset Purchase Agreement, dated October 22, 2001, between Orica USA, Inc. and El Dorado Chemical Company and Northwest Financial Corporation, which the Company hereby incorporates by reference from Exhibit 99.1 to LSB Industries, Inc. Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXHCNAGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

 10.47. AN Supply Agreement, dated November 1, 2001, between Orica USA, Inc. and El

Dorado Company, which the Company hereby incorporates by reference from Exhibit 99.2 to LSB Industries, Inc. Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXHCNAGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.48. Ammonium Nitrate Sales Agreement between Nelson Brothers, L.L.C. and Cherokee Nitrogen Company, which the Company hereby incorporates by reference form Exhibit 99.3 to LSB Industries, Inc. Form 8-K dated December 28, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXHCNAGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.49. Anhydrous Ammonia Sales Agreement, dated June 30, 2001, between Koch Nitrogen Company and El Dorado Chemical Company which the Company hereby incorporates by reference from Exhibit 10.2 to LSB Industries, Inc. Form 10-Q/A Amendment No.1 for the fiscal quarter ended June 30, 2001. CERTAIN INFORMATION WITHIN THIS EXHIBIT HAS BEEN OMITTED AS IT IS THE SUBJECT OF A REQUEST BY THE COMPANY FOR CONFIDENTIAL TREATMENT BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FREEDOM OF INFORMATION ACT. THE OMITTED INFORMATION HAS BEEN FILED SEPARATELY WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION FOR PURPOSES OF SUCH REQUEST.

10.50. Covenant Waiver Letter, dated August 2, 2001, between The CIT Group and DSN Corporation which the Company hereby incorporates by reference from Exhibit 10.64 to LSB Industries, Inc. Form 10-K for the year ended December 31, 2001.

10.51. Agreement, dated August 4, 2001, between El Dorado Chemical Company and Paper, Allied-Industrial, Chemical and Energy Workers International Union AFL-C10 and its Local 5-434 which the Company hereby incorporates by reference from Exhibit 10.65 to LSB Industries, Inc. Form 10-K for the year ended December 31, 2001.

10.52. Agreement, dated October 16, 2001, between El Dorado Chemical Company and International Association of Machinists and Aerospace Workers, AFL-C10 Local No. 224 which the Company hereby incorporates by reference from Exhibit 10.66 to LSB Industries, Inc. Form 10-K for the year ended December 31, 2001.

10.53 Loan and Security Agreement, dated April 13, 2001 by and among LSB Industries, Inc., ClimaChem and each of its Subsidiaries that are Signatories, the Lenders that are

Signatories and Foothill Capital Corporation, which the Company hereby incorporates by reference from Exhibit 10.51 to the Company's amendment No. 1 to Form 10-K for the year ended December 31, 2000.

10.54. First Amendment to Industrial Plant Lease, dated October 31, 2001 between Cherokee Nitrogen Company and El Dorado Chemical Company.

21.1 Subsidiaries of the Company

23.1 Consent of Independent Auditors.