Form 10-K/A
period 2001-12-31
CLIMACHEM INC
filed 2002-04-23
CIK 1053518

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly-authorized, to sign this Amendment No.1 to the report on its behalf on this 23rd day of April, 2002.
ClimaChem, INC.
By:
/s/ JACK E. GOLSEN
Jack E. Golsen Chairman of the Board and President (Principal Executive Officer
By:
/s/ TONY M. SHELBY
Tony M. Shelby Senior Vice President of Finance (Principal Financial Officer)
By:
/s/ JIM D. J0NES
Jim D. Jones Vice President, Controller and Treasurer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned have signed this report on behalf of the Company, in the capacities and on the dates indicated.

Dated: April 23, 2002	By:
/s/ JACK E. GOLSEN Jack E. Golsen, Director
Dated: April 23, 2002	By:
/s/ TONY M. SHELBY Tony M. Shelby, Director
Dated: April 23, 2002	By:
/s/ DAVID R. GOSS David R. Goss, Director
Dated: April 23, 2002	By:
/s/ BARRY H. GOLSEN Barry H. Golsen, Director
Dated: April 23, 2002	By:
/s/ ROBERT C. BROWN Robert C. Brown, Director
Dated: April 23, 2002	By:
/s/ BERNARD G. ILLE Bernard G. Ille, Director
Dated: April 23, 2002	By:
/s/ RAYMOND B. ACKERMAN Raymond B. Ackerman, Director
Dated: April 23, 2002	By:
/s/ HORACE G. RHODES Horace G. Rhodes, Director

PART III

Item 10. Directors and Executive Officers of the Company

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
Name	Age	Office
Jack E. Golsen	73	Chairman of the Board, Chief Executive Officer and President
Barry H. Golsen	50	President of LSB's Climate Control Business and Vice Chairman of the Board
David R. Goss	61	Vice President and Director
Tony M. Shelby	60	Vice President/Chief Financial Officer and Director
Jim D. Jones	60	Vice President-Treasurer
David M. Shear	42	Secretary
James L. Wewers	56	Vice President
Raymond B. Ackerman	79	Director
Robert C. Brown, M.D.	71	Director
Bernard G. Ille	75	Director
Horace G. Rhodes	74	Director

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

Raymond B. Ackerman has served as a director of LSB since 1993. Mr. Ackerman has served as Chairman of the Board and President of Ackerman, McQueen, Inc., the largest advertising and public relations firm headquartered in Oklahoma, from 1972 until his retirement in 1992. Mr. Ackerman currently serves as Chairman Emeritus of Ackerman, McQueen, Inc. Mr. Ackerman retired as a Rear Admiral from the United States Naval Reserves. Mr. Ackerman is a graduate of Oklahoma City University, and in 1996, he was awarded an honorary doctorate from Oklahoma City University. He was elected to the Oklahoma Hall of Fame in 1993.

Robert C. Brown, M.D., has served as a director of LSB since 1969. Dr. Brown has practiced medicine for many years and is Vice President and Treasurer of Plaza Medical Group, P.C. Dr. Brown is a graduate of Tufts University and received his medical degree from Tufts University.

Bernard G. Ille has served as a director of LSB since 1971. Mr. Ille served as President and Chief Executive Officer of First Life Assurance Company from May 1988, until it was acquired in March 1994. For more than five years prior to joining First Life, Mr. Ille served as President of United Founders Life Insurance Company. Mr. Ille is a director of Landmark Land Company, Inc., which was the parent company of First Life. Mr. Ille is also a director for Quail Creek Bank, N.A. Mr. Ille is currently President of BML Consultants and a private investor. He is a graduate of the University of Oklahoma.

Horace G. Rhodes has served as a director of LSB since 1996. Mr. Rhodes is the Chairman of the law firm of Kerr, Irvine, Rhodes & Ables and has served in such or similar capacity and has practiced law for a period in excess of five years. From 1972 until 2001, Mr. Rhodes served as Executive Vice President and General Counsel for the Association of Oklahoma Life Insurance Companies, and since 1982 has served as Executive Vice President and General Counsel for the Oklahoma Life and Health Insurance Guaranty Association. Mr. Rhodes received his undergraduate and law degrees from the University of Oklahoma.

Family Relationships Jack E. Golsen is the father of Barry H. Golsen. Dr. Robert C. Brown is the brother-in-law and uncle of Jack E. Golsen and Barry H. Golsen, respectively.

Item 11. Executive Compensation

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

Summary Compensation Table
Annual Compensation	Long-term Compensation Awards
Name and Position	Year	Salary ($)	Bonus ($) (3)	Securities Underlying Stock Options (4)
Jack E. Golsen, Chairman of the Board, President and Chief Executive Officer	2001 2000 1999	- - -	(1 (1 (1	) ) )	- - -	- - 132,500

Barry H. Golsen Vice Chairman of the Board of Directors And President of the Climate Control Business	2001 2000 1999	326,600 226,600 226,600	(2 (2 (2	) ) )	60,000 - 100,000	15,000 - 93,000

James L. Wewers Vice President	2001 2000 1999	200,850 200,850 200,850	(2 (2 (2	) ) )	50,000 - -	15,000 - 30,000

(1) For each of 2001, 2000 and 1999, LSB paid to Jack E. Golsen a salary of $477,400. Although Jack E. Golsen performed substantial services for the Company during 2001, the Company did not reimburse LSB for any of Mr. Golsen's compensation due to provisions of the Services Agreement between LSB and the Company ("Services Agreement") which prohibit the Company from reimbursing LSB for costs and expenses associated with Mr. Golsen. Under the terms of the Management Agreement between LSB and the Company ("Management Agreement") the Company will, under certain conditions, reimburse LSB for the services of Mr. Golsen. The Company did not meet the earnings criteria under the Management Agreement in 1999 to require the Company to make payments to LSB under the Management Agreement. See Item 13, "Certain Relationships and Related Transactions - Contractual Arrangements" for a discussion of the Services Agreement and the Management Agreement.

(2) Prior to January 1, 2000, Barry H. Golsen and James L. Wewers were paid by LSB, and under the Services Agreement the Company reimbursed LSB for that portion of the compensation paid to Barry H. Golsen and James L. Wewers relating to the Company and its subsidiaries. Since all or substantially all of the services performed by Barry H. Golsen and James L. Wewers were related to the Company and/or its subsidiaries, the Company reimbursed LSB for all compensation paid to Barry H. Golsen and James L. Wewers during 1999. For

2001 and 2000, Barry H. Golsen and James L. Wewers were compensated directly by the Company. See Item 13 " Certain Relationships and Related Transactions - Contractual Arrangements" for a discussion of the Services Agreement.

 (3) Bonuses are for services rendered for the prior fiscal year. No bonuses were paid to the named executive officers for 1999 performance, except for a compensation adjustment paid in 2000 to Barry H. Golsen due to the 1999 stand-alone profitability and performance of the Climate Control Businesses which report to him.

(4) Options granted by LSB for the purchase of LSB common stock.

Directors' Compensation Due to LSB and the Company holding joint Board of Director meetings and also due to the revised allocations of costs under the Services Agreement, approximately 75% of the directors' fees paid in 2001 and 2000 to the members of the Board of Directors that are not employees of LSB or the Company and that are directors of both the Company and LSB were allocated to the Company. The Company believes that such allocation is fair and reasonable as a substantial portion of the businesses of LSB are owned by the Company. See Item 13 "Certain Relationships and Related Transactions - Contractual Arrangements" for a discussion of the Services Agreement.

Certain Option Grants in 2001 The following table sets forth information relating to individual grants of LSB stock options made to each of the named executive officers in the above Summary Compensation Table during the last fiscal year.

Individual Grants
Name	Number of Shares of Common Stock Underlying Options Granted (#) (1)	% of Total Options Granted Employees in 2001	Exercise Price ($/sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2) 5% ($) 10% ($)

Barry H. Golsen	6,563		2.5	3.00	11/28/06	3,178	9,166
Barry H. Golsen	8,438	(3)	3.2	2.73	11/28/11	14,487	36,713
James L. Wewers	15,000		5.7	2.73	11/28/11	25,753	65,264

(1) LSB may grant stock options to directors, officers and employees of the Company under LSB's 1993 Incentive Stock Option Plan (the 1993 plan) and 1998 Incentive Stock Option Plan (the 1998 plan). The 1993 plan and the 1998 plan are collectively designated as the Plans. The option price for all options granted under the Plans cannot equal less than 100% (or, with regard to incentive stock options, 110% for persons possessing more than 10% of the voting stock of LSB) of the market value of the LSB's Common Stock on the date of the grant. LSB can grant options until August 5, 2003 under the 1993 Plan and until August 13, 2008 under the 1998 Plan. The holder of an option granted under the Plans may not exercise the option after ten (10) years from the date of grant of the option (or, with regard to incentive stock options, five (5) years for persons possessing more than 10% of the voting stock of LSB). The options become exercisable approximately 20% after one year from the date of the grant, an additional 20% after two years, an additional 30% after three years, and the remaining 30% after four years.

(2) The potential realizable value of each grant of options assumes that the market price of LSB's Common Stock appreciates in value from the date of grant to the end of the option term at the annualized rates shown above each column. The actual value that an executive may realize, if any, will depend on the amount by which the market price of LSB's Common Stock at the time of exercise exceeds the exercise price of the option. As of April 22, 2002, the closing price of a share of LSB's Common Stock as quoted on the Over-the-Counter Bulletin Board was $3.30. There is no assurance that any executive will receive the amounts estimated in this table.

(3) The amount shown relates to non-qualified stock options which have the same provisions as incentive stock options discussed above except the provisions relating to persons possessing more than 10% of the voting stock of the Company are not included.

Aggregated Option Exercises in 2001
and Fiscal Year End Option Values

The following table sets forth information concerning the number and value of unexercised options held by each of the named executive officers during the last fiscal year and the year-end value of unexercised options. None of these executive officers exercised options during the year ended December 31, 2001.
Number of Securities Underlying Unexercised Options at FY End (#) (1)	Value of Unexercised In-the-Money Options at Fiscal Year End ($) (1) (2)
Name	Exercisable/Unexercisable	Exercisable/Unexercisable
Jack E. Golsen	106,000 / 159,000	(3)	138,675 / 208,013

Barry H. Golsen	62,000 / 113,000	(4)	78,700 / 118,050

James L. Wewers	57,000 / 33,000		16,200 / 24,300

(1) The stock options granted under LSB's stock option plans become exercisable 20% after one year from date of grant, an additional 20% after two years, an additional 30% after three years, and the remaining 30% after four years.

 (2) The values are based on the difference between the price of LSB's Common Stock on the Over-the-Counter Bulletin Board at the close of trading on December 31, 2001 of $2.60 per share and the exercise price of such option. The actual value realized by a named executive officer on the exercise of these options depends on the market value of LSB's Common Stock on the date of exercise.

(3) The amounts shown include a non-qualified stock option covering 176,500 shares of LSB's Common Stock of which 70,600 shares are currently exercisable.

(4) The amounts shown include a non-qualified stock option covering 66,250 shares of LSB's Common Stock of which 22,000 shares are currently exercisable.

Employment Contracts and Termination of Employment and Change in Control Arrangements

(a) Termination of Employment and Change in Control Agreements The Company does not have any severance agreements with its officers. However, LSB has entered into severance agreements with Jack E. Golsen, Barry H. Golsen, Tony M. Shelby, David R. Goss, David M. Shear, James L. Wewers and certain other officers of LSB and subsidiaries of LSB.

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

The severance agreements provide that a "change in control" means a change in control of LSB of a nature that would require the filing of a Form 8-K with the Securities and Exchange Commission and, in any event, would mean when: (1) any individual, firm, corporation, entity, or group (as defined in Section 13(d) (3) of the Securities Exchange Act of 1934, as amended) becomes the beneficial owner, directly or indirectly, of thirty percent (30%) or more of the combined voting power of LSB's outstanding voting securities having the right to vote for the election of directors, except acquisitions by: (a) any person, firm, corporation, entity, or group which, as of the date of the severance agreement, has that ownership, or (b) Jack E. Golsen, his wife; his children and the spouses of his children; his estate; executor or administrator of any estate, guardian or custodian for Jack E. Golsen, his wife, his children, or the spouses of his children, any corporation, trust, partnership, or other entity of which Jack E. Golsen, his wife, children, or the spouses of his children own at least eighty percent (80%) of the outstanding beneficial voting or equity interests, directly or indirectly, either by any one or more of the above-described persons, entities, or estates; and certain affiliates and associates of any of the above-described persons, entities, or estates; (2) individuals who, as of the date of the severance agreement, constitute the Board of Directors of LSB (the "Incumbent Board") and who cease for any reason to constitute a majority of the Board of Directors except that any person becoming a director subsequent to the date of the severance agreement, whose election or nomination for election is approved by a majority of the Incumbent Board (with certain limited exceptions), will constitute a member of the Incumbent Board; or (3) the sale by the Company of all or substantially all of its assets.

Except for the severance agreement with Jack E. Golsen, the termination of an officer's employment with LSB "for cause" means termination because of: (a) the mental or physical disability from performing the officer's duties for a period of one hundred twenty (120) consecutive days or one hundred eighty days (even though not consecutive) within a three hundred sixty (360) day period; (b) the conviction of a felony; (c) the embezzlement by the officer of LSB assets resulting in substantial personal enrichment of the officer at the expense of LSB; or (d) the willful failure (when not mentally or physically disabled) to follow a direct written order from LSB's Board of Directors within the reasonable scope of the officer's duties performed during the sixty (60) day period prior to the change in control. The definition of "Cause" contained in the severance agreement with Jack E. Golsen means termination because of: (a) the conviction of Mr. Golsen of a felony involving moral turpitude after all appeals have been completed; or (b) if due to Mr. Golsen's serious, willful, gross misconduct or willful, gross neglect of his duties has resulted in material damages to LSB and its subsidiaries, taken as a whole, provided that (i) no action or failure to act by Mr. Golsen will constitute a reason or termination if he believed, in good faith, that such action or failure to act was in LSB's or its subsidiaries' best interest, and (ii) failure of Mr. Golsen to perform his duties hereunder due to disability shall not be considered willful, gross misconduct or willful, gross negligence of his duties for any purpose.

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

(b) Employment Agreement The Company does not have employment agreements with any of its officers. However, in March, 1996, LSB entered into an employment agreement with Jack E. Golsen. The employment agreement requires LSB to employ Jack E. Golsen as an executive officer of LSB for an initial term of three (3) years and provides for two (2) automatic renewals of three (3) years each unless terminated by either party by the giving of written notice at least one (1) year prior to the end of the initial or first renewal period, whichever is applicable. Under the terms of such employment agreement, Mr. Golsen shall be paid (i) an annual base salary at his 1995 base rate, as adjusted from time to time by the Compensation Committee, but such shall never be adjusted to an amount less than Mr. Golsen's 1995 base salary, (ii) an annual bonus in an amount as determined by the Compensation Committee, and (iii) receive from LSB certain other fringe benefits. The employment agreement provides that Mr. Golsen's employment may not be terminated, except (i) upon conviction of a felony involving moral turpitude after all appeals have been exhausted, (ii) Mr. Golsen's serious, willful, gross misconduct or willful, gross negligence of duties resulting in material damage to LSB and its subsidiaries, taken as a whole, unless Mr. Golsen believed, in good faith, that such action or failure to act was in the Company's or its subsidiaries' best interest, and (iii) Mr. Golsen's death; provided, however, no such termination under (i) or (ii) above may occur unless and until LSB has delivered to Mr. Golsen a resolution duly adopted by an affirmative vote of three-fourths of the entire membership of the Board of Directors at a meeting called for such purpose after reasonable notice given to Mr. Golsen finding, in good faith, that Mr. Golsen violated (i) or (ii) above. If Mr. Golsen's employment is terminated in breach of this Agreement, then he shall, in addition to his other rights and remedies, receive and LSB shall pay to Mr. Golsen (i) in a lump sum cash payment, on the date of termination, a sum equal to the amount of Mr. Golsen's annual base salary at the time of such termination and the amount of the last bonus paid to Mr. Golsen prior to such termination times (a) the number of years remaining under the employment agreement or (b) four (4) if such termination occurs during the last twelve (12) months of the initial period or the first renewal period, and (ii) provide to Mr. Golsen all of the fringe benefits that LSB was obligated to provide during his employment under the employment agreement for the remainder of the term of the employment agreement, or, if terminated at any time during the last twelve (12) months of the initial period or first renewal period, then during the remainder of the term and the next renewal period.

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

Compensation Committee Interlocks and Insider Participation LSB's Executive Salary Review Committee has the authority to set the compensation of all officers of the Company. This Committee generally considers and approves the recommendations of the President of LSB. The members of the Executive Salary Review Committee of LSB are the following non-employee directors: Robert C. Brown, M.D., and Bernard G. Ille. During 2001, the Executive Salary Review Committee had two (2) meetings.

Item 12. Security Ownership of Certain Beneficial Owners and Management

 All of the outstanding shares of the Company's voting securities are owned by LSB. If change in control occurs at LSB, such would result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions

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

Leases

 The Company's Climate Control manufacturing subsidiaries are leasing facilities and production equipment from an affiliate under various operating leases and a capital lease. Rental expense associated with the operating leases aggregated $3,688,000 for 2001. In December 1999, a subsidiary of the Climate Control Business entered into a capital lease with a subsidiary of LSB which is not a subsidiary of the Company. The lease agreement required an initial payment of $2 million for capital improvements required in the facility which was paid in 1999, and requires 112 monthly payments of $20,291 commencing on September 1, 2006.

A subsidiary of the Company is party to a services agreement with a LSB subsidiary pursuant to which such subsidiary is to provide railcar services to a subsidiary of the Company. Under the services agreement, the Company's subsidiary will pay a fee based on each railcar unit used by such subsidiary of $1,031 per month. The Company's subsidiary paid $316,000 for 2001 relating to the fee. Furthermore, the LSB subsidiary reimbursed the Company's subsidiary for maintenance fees relating to the railcars of $122,000 for 2001. The Company's subsidiary is not required to use any railcar equipment under the services agreement, and the services agreement may be terminated at any time on 30 days written notice.

EDC Purchase

 In 1983, LSB Chemical Corp. ("LSBC"), a subsidiary of the Company, acquired all of the outstanding stock of EDC from its then four stockholders ("Ex-Stockholders"). A substantial portion of the purchase price consisted of an earnout based primarily on the annual after-tax earnings of EDC for a 10-year period. During 1989, two of the Ex-Stockholders received LSBC promissory notes for a portion of their earnout, in lieu of cash, totaling approximately $896,000, payable $496,000 in January, 1990, and $400,000 in May, 1994. LSBC agreed to a buyout of the balance of the earnout from the four Ex-Stockholders for an aggregate purchase amount of $1,231,000. LSBC purchased for cash the earnout from two of the Ex-Stockholders and issued multi-year promissory notes totaling $676,000 to the other two Ex-Stockholders. Jack E. Golsen guaranteed LSB's payment obligation under the promissory notes. These promissory notes have been assigned in their entirety from LSBC to the

Company, and the guarantee by Jack E. Golsen remains in place. The unpaid balance of these notes at March 31, 2002, was $400,000.

Option Purchase

 In May 2001, a subsidiary of the Company, Climate Master, Inc., ("Climate Master") sold to Prime Financial Corporation ("Prime"), a subsidiary of LSB which that is not a subsidiary of the Company, an option ("Option") to purchase the building in which Climate Master builds its products ("Building") for $1.6 million. Prime thereafter exercised the Option and sold the Building to a third party for a net amount of approximately $1.6 million cash, plus the exercise price under the Option (which was used to pay the mortgage on the Building) and related costs, together with a non-recourse, unsecured promissory note ("Note"), in the principal amount of $1.6 million, from the purchaser of the Building. The parties do not anticipate payment of the principal amount of the Note, but the third party buyer agreed that, although Climate Master is not the holder of the Note, Climate Master may reduce the option price as discussed below by the amount of the Note.

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

Senior Unsecured Notes Purchase

In September 2001, the Company purchased its Senior Unsecured Notes having a face value of approximately $4.7 million from a subsidiary of LSB which is not a subsidiary of the Company at the subsidiary's cost and recognized a gain of approximately $2.6 million before income taxes.

Contractual Arrangements

Services Agreement

 Under the terms of the Services Agreement between LSB and the Company, the Company will pay to, or reimburse, LSB for the value of the office facilities of LSB, including LSB's principal offices and financial accounting offices utilized by the Company in the performance of the Services Agreement. LSB will determine the proportionate usage of such facilities by LSB and the Company, and the Company will pay to, or reimburse, LSB for its proportionate share of such usage.

Charges for such services aggregated $522,000 for 2001. Management of the Company believes these charges from LSB reasonably approximate additional general and administrative costs, which would have been incurred if the Company had been an independent entity during such period. This amount does not include reimbursements for costs described in the next paragraph or amounts paid by LSB relating to certain of the Company's payroll that are directly charged to the Company by LSB.

The Services Agreement also provides that LSB will permit employees of the Company and its subsidiaries to continue to participate in the benefit plans and programs sponsored by LSB. The Company will pay to, or reimburse, LSB for the costs associated with participation by the employees of the Company in LSB's benefit plans and programs.

In addition, the Services Agreement allows for purchases of other goods and services to the extent that the amount paid approximates fair value that would be paid to a third party. For 2001, subsidiaries of the Company purchased certain raw materials from a subsidiary of LSB, not a subsidiary of the Company, for $6,606,000. For 2001, subsidiaries of the Company purchased certain raw materials with LSB's assistance and paid $862,000 to LSB in commissions on such purchases. For 2001, the Company also purchased $371,000 in industrial supplies from subsidiaries of LSB which are not subsidiaries of the Company.

LSB has focused its efforts and resources on its core businesses, which are the businesses conducted by the Company. LSB has also realigned its overhead to better match its focus on the Chemical and Climate Control Businesses of the Company. In connection with such restructuring, effective January 1, 2000, the Company began paying certain executive officers of both LSB and the Company and certain other employees of both LSB and the Company formerly paid by LSB, and reimbursed by the Company, as well as operating costs previously paid by LSB and reimbursed by the Company pursuant to the Services Agreement. In addition, the Company paid to Donald W. Munson, a director of LSB, approximately $33,000 for consulting services in connection with developing the Company's European business in 2001.

Management Agreement

 In November 1997, LSB and the Company entered into a management agreement (the "Management Agreement"), which provides that LSB will provide to the Company, managerial oversight and guidance concerning the broad policies, strategic decisions and operations of the Company and the subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB. Under the Management Agreement, the Company is to pay LSB a fee for such services which will not exceed $1.8 million annually plus Consumer Price Index adjustments, if any, discussed below. The fee will be paid quarterly based upon the excess of actual earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the quarter minus $6,500,000, not to exceed $450,000 plus Consumer Price Index adjustments, if any, discussed below. If at the end of the calendar year, EBITDA is less than $26 million, management fees paid to LSB during the year shall be refunded to the Company for the first three quarter of the year. The maximum management fee amount to be paid to LSB by the Company is adjusted annually commensurate with the percentage change, if any, in the Consumer Price Index during the preceding calendar year. For 2001, the Company was obligated to pay LSB approximately $1.2 million of management fees under the Management Agreement inasmuch as EBITDA exceeded $26 million for the period.

Tax Sharing Agreement

 In November 1997, the Company and LSB entered into a tax sharing agreement (the "Tax Sharing Agreement") which provides for (i) the allocation of payments of taxes for periods during which the Company and its subsidiaries and LSB are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. For tax periods beginning after December 1996 and ending ten years thereafter, so long as the Company is included in LSB's consolidated federal income tax returns or state consolidated combined or unitary tax returns, the Company will be required to pay to LSB an amount equal to the Company's consolidated federal and state income tax liability calculated as if the Company and its subsidiaries were a separate consolidated tax group and not part of LSB's consolidated tax group. Such amount is payable in estimated quarterly installments. If the sum of the estimated quarterly installments in (a) greater than the tax liability of the Company, on a consolidated basis, as determined by LSB, under the Tax Sharing Agreement, then LSB will refund the amount of the excess to the Company, or (b) less than the Company's tax liability, on a consolidated basis, as determined by LSB, under the Tax Sharing Agreement, then the Company will pay to LSB the amount of the deficiency. The Company did not owe LSB, under the Tax Sharing Agreement, for 2001.

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

Affiliated Loans

The Company has, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At December 31, 2001, the Company had non-current loans, advances and interest due from LSB of approximately $14.4 million, $10.0 million of which was loaned to LSB from the proceeds of the sale of the Senior Unsecured Notes and bears interest at 10-3/4%, maturing November 2007 and $3.4 million due from LSB and affiliates related to cash advances from the Company to LSB and affiliates prior to the sale of the Senior Unsecured Notes. This loan is due in November 2007 and bears interest at 7% per annum (accrued interest was $1.0 million as of December 31, 2001). At December 31, 2001, the Company had $2.5 million due to LSB and affiliates included in current and non-current liabilities which include the Management fees discussed above. The Company earned interest income on net loans and advances due from LSB and affiliates aggregating approximately $1,427,000 for 2001.

Revolving Credit Facility

 The Company, and certain subsidiaries of the Company, are parties to a revolving credit facility. LSB guarantees all of the obligations of the Company's subsidiaries under such revolving credit facility.

Guaranty of Loans

 LSB and certain non-ClimaChem subsidiaries have guaranteed the Company's credit facility and payments due by the Company's subsidiaries in both the Climate Control and Chemical Businesses under certain lease purchase agreements and certain debt instruments, the principal amount of which is approximately $42.8 million as of December 31, 2001.

Employee Benefit Plans

Prior to the formation of the Company, the employees of the Chemical Business and the Climate Control Business were eligible to participate in LSB's Employee Savings Plan, health insurance plan, and various stock option plans. LSB has allowed the employees of the Company to continue to be eligible for all of such plans on the same terms and conditions as LSB's employees.