Form 10-Q
period 2002-03-31
CLIMACHEM INC
filed 2002-05-20
CIK 1053518

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[ X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended March 31, 2002

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

PART I

FINANCIAL INFORMATION

Company or group of companies for which report is filed: ClimaChem, Inc. and all of its subsidiaries.

The accompanying condensed consolidated balance sheet of ClimaChem, Inc. at March 31, 2002 and the condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001 have been subjected to a review, in accordance with standards established by the American Institute of Certified Public Accountants by Ernst & Young LLP, independent auditors, whose report with respect thereto appears elsewhere in this Form 10-Q. The financial statements mentioned above are unaudited and reflect all adjustments, consisting only of adjustments of a normal recurring nature. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. The condensed consolidated balance sheet at December 31, 2001 was derived from audited financial statements as of that date. Reference is made to the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for an expanded discussion of the Company's financial disclosures and accounting policies.

CLIMACHEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2002 is unaudited)
(Dollars in thousands)

March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$1,392	$309
Trade accounts receivable, net	37,025	41,613

Inventories:
Finished goods	16,846	17,067
Work in process	2,518	2,613
Raw materials	9,669	10,279
Total inventories	29,033	29,959
Supplies and prepaid items	6,772	6,014
Deferred income taxes	2,000	2,000
Total current assets	76,222	79,895
Property, plant and equipment, net	70,448	70,122
Due from LSB and affiliates	14,467	14,407
Other assets, net	13,861	14,706
	$174,998	$179,130

(Continued on following page)

CLIMACHEM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Information at March 31, 2002 is unaudited)
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31, 2002	December 31, 2001

Current liabilities:
Accounts payable	$21,216	$23,530
Accrued liabilities	16,551	13,753
Due to LSB and affiliates, net	1,517	1,310
Current portion of long-term debt	35,678	39,601
Total current liabilities	74,962	78,194
Long-term debt	82,140	82,301
Other non-current liabilities:
Deferred income taxes	2,601	3,120
Due to LSB	1,200	1,200
Other	6,126	5,572
	9,927	9,892
Commitments and contingencies (Notes 2, 3 and 8)	-	-

Stockholders' equity:
Common stock, $.10 par value; 500,000 shares authorized, 10,000 shares issued	1	1
Capital in excess of par value	12,652	12,652
Accumulated other comprehensive loss	(2,077)	(2,149)
Accumulated deficit	(2,607)	(1,761)
Total stockholders' equity	7,969	8,743
	$174,998	$179,130

(See accompanying notes)

CLIMACHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2002 and 2001
(Dollars in thousands)

2002	2001

Net sales	$69,858	$84,437
Cost of sales	58,429	71,340
Gross profit	11,429	13,097
Selling, general and administrative	10,307	11,180
Operating income	1,122	1,917

Other income (expense):
Interest and other income, net	259	405
Interest expense	(2,746)	(3,498)
Loss before benefit for income taxes and extraordinary gain	(1,365)	(1,176)
Benefit for income taxes	(519)	-
Loss before extraordinary gain	(846)	(1,176)
Extraordinary gain	-	30
Net loss	(846)	(1,146)
Accumulated deficit at beginning of period	(1,761)	(3,270)
Accumulated deficit at end of period	$(2,607)	$(4,416)

Total comprehensive loss:
Net loss	$(846)	$(1,146)
Cumulative effect of change in accounting for derivative financial instruments (Note 6)	-	(2,439)
Reclassification to operations	72	72
	$(774)	$(3,513)

(See accompanying notes)

CLIMACHEM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2002 and 2001
(Dollars in thousands)
2002	2001
Cash flows from operating activities
Net loss	$(846)	$(1,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Extraordinary gain on extinguishment of debt	-	(30)
Gains on sales of property and equipment	(10)	(145)
Depreciation of property, plant and equipment	2,194	2,176
Amortization	363	293
Provision for (recovery of) losses on receivables	(22)	147
Provision for inventory write-downs	321	-
Realization of losses on firm sales and purchase commitments	-	(1,673)
Deferred income tax benefit	(519)	-
Cash provided (used) by changes in assets and liabilities:
Trade accounts receivable	4,611	(3,924)
Inventories	605	(8,255)
Supplies and prepaid items	(929)	(1,568)
Accounts payable	(2,314)	574
Accrued and other non-current liabilities	3,390	2,624
Net cash provided by (used in) operating activities	6,844	(10,927)

Cash flows from investing activities:
Capital expenditures	(1,401)	(1,378)
Proceeds from sales of property and equipment	29	161
Other assets	(382)	542

Net cash used in investing activities	(1,754)	(675)

Cash flows from financing activities:
Payments on long-term and other debt	(1,053)	(931)
Acquisition of 10 3/4% Senior Notes	-	(21)
Net change in due to/from LSB and affiliates	167	(1,244)
Net change in revolving debt facilities	(3,121)	13,637
Net cash provided by (used in) financing activities	(4,007)	11,441

Net increase (decrease) in cash and cash equivalents	1,083	(161)
Cash and cash equivalents at beginning of period	309	2,838
Cash and cash equivalents at end of period	$1,392	$2,677

(See accompanying notes)

CLIMACHEM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Three Months Ended March 31, 2002 and 2001

Note 1: Basis of Presentation

 ClimaChem, Inc. (the "Company", "We", "Us" or "Our"), a wholly-owned subsidiary, directly or indirectly, of LSB Industries, Inc. ("LSB" or "Parent"), was organized under the laws of the State of Oklahoma in October 1997. We are a holding company which maintains operations through various wholly-owned subsidiaries. We own, through our subsidiaries, substantially all of the operations comprising the Chemical Business and Climate Control Business as previously owned by LSB.

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

 Note 2: Contingencies

Legal Matters

 A. Our operations are subject to numerous environmental laws ("Environmental Laws") and to other federal, state and local laws regarding health and safety matters ("Health Laws"). In particular, the manufacture and distribution of chemical products are activities which entail environmental risks and impose obligations under the Environmental Laws and the Health Laws, many of which provide for substantial fines and criminal sanctions for violations. There can be no assurance that material costs or liabilities will not be incurred by us in complying with such laws or in paying fines or penalties for violation of such laws. The Environmental Laws and Health Laws and enforcement policies thereunder relating to the Chemical Business have in the past resulted, and could in the future result, in penalties, cleanup costs, or other liabilities relating to the handling, manufacture, use, emission, discharge or disposal of pollutants or other substances at or from our facilities or the use or disposal of certain of its chemical products. Significant expenditures have been incurred by the Chemical Business at the El Dorado Facility in order to comply with the Environmental Laws and Health Laws. The Chemical Business could be required to make significant additional site or operational modifications at the El Dorado Facility, involving substantial expenditures.

The Chemical Business' El Dorado, Arkansas facility generates process wastewater consisting of cooling tower and boiler blowdowns, contact stormwater (rainfall inside the plant area which picks up contaminants), and miscellaneous spills and leaks from process equipment. This wastewater has historically been collected in a chemical sewer and transported to a small pond for pH adjustment and then to a large pond for biological oxidation. Primary contaminants are ammonia, nitrate and sulfate.

The wastewater discharge is governed by a State permit renewed every five (5) years. The current permit expired in 1995, and the State was preparing to issue the facility a new permit in early 1997, which included much more stringent limits which the current treatment system could not meet. Negotiations were held with the Director of the State agency in March, 1997, and he agreed to a formal Consent Administrative Order ("CAO") in September, 1998, which CAO contained certain deadlines for the completion of activities at the EDC plant site pending issuance of a new permit. The ADEQ did not timely issue the permit and agreed to extend the CAO deadlines. A draft of the permit has now been issued for public comment. EDC timely submitted its comments on April 25, 2002. The draft permit includes a three year period of time for the El Dorado plant to come into compliance with the new more restrictive limits. Alternative methods for meeting these requirements are continuing to be examined by EDC. Installation of additional facilities will be required to comply with the new limits, and depending upon the alternative selected, the cost could be several million dollars. Should the facility be unable to operate in compliance with the new limits, such would have a material adverse effect upon our financial position and operating results and may result in the recognition of impairment of certain long-lived assets.

The CAO recognizes the presence of nitrate contamination in the groundwater, and requires EDC to undertake onsite bioremediation. The bioremediation has not proven to be effective, and EDC is currently undertaking a comprehensive evaluation of the groundwater trends in contamination reduction and movement. The final remedy for groundwater contamination will be selected in the near future. There are no known users of groundwater in the area, and preliminary risk assessments have not identified any risk that would require additional remediation.

The CAO included a $183,700 penalty assessment of which $125,000 will be satisfied over five years by expenditures of $25,000 per year for waste minimization activities. EDC has documented in excess of $25,000 on expenditures for the first four years, 1998, 1999, 2000 and 2001. An additional $57,000 was satisfied by funding approved supplemental environmental projects. The monetary civil penalty payment required, $1,700, has been paid.

In September 2001, the large equalization pond located at the Chemical Business' El Dorado, Arkansas manufacturing facility was drained to accommodate repairs to a corroded underground discharge pipe. This event began when a hole developed in the pond's discharge pipe, allowing the release of water up stream of the permitted outfall. It was determined to allow water to be released through the valve into the permitted discharge to avoid erosion of a levy, to permit monitoring and sampling of discharged water, and to direct the discharge to the permitted outfall. No adverse environmental conditions were noted at the discharge, however, the sustained discharge was allegedly out of compliance with the mass effluent limits contained in the permit. The Chemical Business and the ADEQ have agreed to a Consent Administrative Order to settle any civil penalty claims relating to this discharge event whereby the Chemical Business will pay a $50,000 civil penalty to the ADEQ and will spend another $50,000 on supplemental environmental projects with the Local Emergency Planning Committee.

EDC and two EDC employees received letters dated April 4, 2002, from the United States Attorney's office in Fort Smith, Arkansas indicating that a criminal charge could be brought against EDC and the two employees as a result of the draining of the equalization pond. The letter further requests that the recipients, through counsel, contact the Assistant United States Attorney ("AUSA"). EDC has retained counsel and has arranged for counsel for the two employees. In discussions between such counsel and the AUSA, the AUSA expressed satisfaction that EDC and the employees responded promptly to the letters, indicated that he had not formed an opinion as to any criminal culpability, and indicated that he desired a communication with EDC to ensure that EDC was adequately addressing its environmental obligations. The AUSA further stated that he was busy with other matters until mid-May, and that this matter could be addressed at that time. EDC believes that neither it nor its employees have criminal exposure in the equalization pond matter.

In February 2002, Slurry Explosive Corporation ("Slurry") received a proposed consent administrative order ("Slurry Consent Order") from the Kansas Department of Health and Environment ("KDHE"), regarding Slurry's Hallowell, Kansas manufacturing facility ("Hallowell Facility"). The proposed Slurry Consent Order states that there exists soil and groundwater contamination, and there exists surface water contamination in the lake adjacent to the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent lake is used for fishing. The Slurry Consent Order also provides that Slurry has not verified the presence of such contaminants. Under the terms of the Slurry Consent Order, Slurry would be required a) to submit an environmental assessment work plan to the KDHE for review and approval, b) to agree with the KDHE as to any required corrective actions to be performed at the Hallowell Facility, and c) to provide reports to the KDHE, all of the preceding in accordance with the time frames and formats required in the Slurry Consent Order. We believe, although there can be no assurance, that compliance by Slurry with the anticipated Slurry Consent Order would not have a material adverse effect on the Company.

From March 2001 through January 2002, the Chemical Business experienced eleven alleged air emissions violations. One of the alleged violations involved a malfunctioning continuous air emissions monitor, one of the alleged violations was based on a typographical error, six of the alleged violations involved air emissions point source tests that were allegedly performed in a manner not in compliance with testing procedures, two of the alleged violations involved tests that failed to meet emissions criteria, and one of the alleged violations involved the simultaneous operation of two boilers which is not permitted under the air permit. The Chemical Business and the ADEQ have been in negotiations regarding applicable penalties for certain of these violations. On March 5, 2002, the Chemical Business received a letter from the ADEQ outlining the above alleged violations which, based on past experience, is a preliminary step to proposing a Consent Administrative Order. The Chemical Business anticipates that it will enter into a Consent Administrative Order with the ADEQ to resolve the above alleged violations. The Chemical Business also anticipates requesting administrative changes to its air permit which, if adopted, would better able us to comply with testing procedures.

B. Due to certain alleged violations of explosives storage and related regulations, in February 2002, the government regulator of explosives companies, Bureau of Alcohol, Tobacco and Firearms ("BATF"), issued an order revoking the manufacturing license of Slurry Explosive Corporation ("Slurry"), a subsidiary of ClimaChem and the Company, for its Hallowell, Kansas facility ("Hallowell Facility") to produce certain explosives products and confiscated certain high explosives inventory. The license revocation order was upheld by an administrative law judge after an administrative trial. Slurry is currently reviewing its legal alternatives regarding the license revocation. In addition, Slurry and the Company have received a grand jury subpoena from the U.S. Attorney's office of Wichita, Kansas requesting business records of Slurry. Slurry is complying with such subpoena. A different subsidiary of ours in the explosive business has filed an application with the BATF to obtain a manufacturing license for the Hallowell Facility. There is no assurance that the subsidiary will be able to obtain such license. Since February 2002, Slurry has continued to manufacture certain non-explosive products at its Hallowell Facility. Slurry has other production facilities where it can produce some explosives products to service its customers. Although it is our current expectation that we will be able to realize substantially all of our assets related to Slurry, it is not presently known whether we will be allowed to resume use of all of our long-lived assets (net book value of $2.9 million). The ultimate outcome of this matter is not presently known; however, even if we are successful in obtaining the new license, we expect the manufacturing of high-explosive products will not begin until the middle of the third quarter of 2002. For the three months ended March 31, 2002, we recognized a loss of $321,000 related to high-explosive inventory produced during January 2002 that was confiscated by the BATF. The estimate of ultimate loss associated with this matter may change in the near term and such amount may be material. Slurry's sales for the three months ended March 31, 2002 and 2001 were $3.1 million and $5 million, respectively.

We have several contingencies, including those set forth above, that could impact our liquidity in the event that we are unsuccessful in defending against the claimants or possible claimants. Although we do not anticipate that these claims or possible claims will result in substantial adverse impacts on our liquidity, it is not possible to determine the ultimate outcome.

 Note 3: Transactions with Related Parties

 Under the terms of the Services Agreement, we will pay to, or reimburse, LSB for the value of the office facilities of LSB, including LSB's principal offices and financial accounting offices utilized in the performance of the Services Agreement. LSB will determine the proportionate usage of such facilities by LSB and us, and we will pay to, or reimburse, LSB for its proportionate share of such usage.

Charges for such services aggregate $130,000 for the three-month periods ended March 31, 2002 and 2001. Our management believes these charges from LSB reasonably approximate additional general and administrative costs which would have been incurred if we had been an independent entity during such periods. These amounts do not include reimbursements for costs described in the next paragraph or amounts paid by LSB relating to certain of our payroll that are directly charged to us by LSB.

The Services Agreement also provides that LSB will permit our employees and employees of our subsidiaries to participate in the benefit plans and programs sponsored by LSB. We will pay to, or reimburse, LSB for the costs associated with participation by our employees in LSB's benefit plans and programs.

In addition, the Services Agreement allows for purchases of other goods and services to the extent that the amount paid approximates fair value that would be paid to a third party. For the three months ended March 31, 2002 and 2001, our subsidiaries purchased certain raw materials from a subsidiary of LSB, which was not one of our subsidiaries, for $1,383,000 and $1,876,000, respectively. For the three months ended March 31, 2002 and 2001, our subsidiaries purchased certain raw materials with LSB's assistance and paid $166,000 and $172,000, respectively to LSB in commissions on such purchases. For the three months ended March 31, 2001, we also purchased $342,000 in industrial supplies from subsidiaries of LSB which are not our subsidiaries (none in 2002).

Certain of our Chemical and Climate Control subsidiaries also lease facilities and production equipment from affiliates under various operating leases and a capital lease. Rental expense associated with the operating leases aggregated $937,000 and 1,047,000 for the three months ended March 31, 2002 and 2001, respectively.

One of our subsidiaries is party to a services agreement with a LSB subsidiary pursuant to which such subsidiary is to provide railcar services to our subsidiary. Under the services agreement, our subsidiary will pay a fee based on each railcar unit used by such subsidiary of $1,031 per month. The Company's subsidiary paid $77,000 and $80,000 for the three months ended March 31, 2002 and 2001, respectively, relating to the fee. Furthermore, the LSB subsidiary reimbursed our subsidiary for maintenance fees relating to the railcars of $30,000 and $31,000 for the three months ended March 31, 2002 and 2001, respectively. Our subsidiary is not required to use any railcar equipment under the services agreement, and the services agreement may be terminated at any time on 30 days written notice.

In 1997, we entered into a management agreement (the "Management Agreement"), with LSB which provides that LSB will provide to us, managerial oversight and guidance concerning our broad policies, strategic decisions and operations of us and our subsidiaries and the rendering of such further managerial assistance as deemed reasonably necessary by LSB. Under the Management Agreement, we are to pay LSB a fee for such services which will not exceed $1.8 million annually plus Consumer Price Index adjustments, if any, discussed below.

The fee will be paid quarterly based upon the excess of actual earnings before interest, income taxes, depreciation and amortization ("EBITDA") for the quarter minus $6,500,000, not to exceed $450,000 plus Consumer Price Index adjustments, if any, discussed below. If at the end of the calendar year, EBITDA is less than $26 million, management fees paid to LSB during the year shall be refunded to us for the first three quarters of the year. The maximum management fee amount to be paid to LSB by us is adjusted annually commensurate with the percentage change, if any, in the Consumer Price Index during the preceding calendar year. For the three months ended March 31, 2002 and 2001, we were not obligated to pay LSB any management fees under the Management Agreement inasmuch as EBITDA did not exceed $6.5 million for the respective periods.

In 1997, we entered into a tax sharing agreement (the "Tax Sharing Agreement") with LSB which provides for (i) the allocation of payments of taxes for periods during which we and our subsidiaries and LSB are included in the same consolidated group for federal income tax purposes or the same consolidated, combined or unitary returns for state, local or foreign tax purposes, (ii) the allocation of responsibility for the filing of tax returns, (iii) the conduct of tax audits and the handling of tax controversies, and (iv) various related matters. No amounts were owed to LSB, under the Tax Sharing Agreement, for the three months ended March 31, 2002 and 2001.

Under the terms of an Indenture between the Company, the guarantors and the trustee relating to the Senior Notes, we are permitted to distribute or pay in the form of dividends and other distributions to LSB in connection with our outstanding equity securities or loans, (a) advances or investments to any person (including LSB), up to 50% of our consolidated net income for the period (taken as one accounting period), commencing on the first day of the first full fiscal quarter commencing after the Issue Date of the Senior Notes to and including the last day of the fiscal quarter ended immediately prior to the date of said calculation (or, in the event consolidated net income for such period is a deficit, then minus 100% of such deficit), plus (b) the aggregate net cash proceeds received by us from the sale of our capital stock. This limitation will not prohibit (i) payment to LSB under the Services Agreement, Management Agreement and the Tax Sharing Agreement, or (ii) the payment of any dividend within 60 days after the date of its declaration if such dividend could have been made on the date of such declaration.

We did not declare and pay to LSB a dividend during the three months ended March 31, 2002 and 2001.

We have, at various times, maintained certain unsecured borrowings from LSB and its subsidiaries and made loans and advances to LSB which generally bear interest. At March 31, 2002 and December 31, 2001, we had non-current loans, advances and interest due from LSB of $14.5 million and $14.4 million, respectively, $10.0 million of which was loaned to LSB from the proceeds of the sale of the Senior Notes and bears interest at 10-3/4%, maturing November 2007 and $3.4 million due from LSB and affiliates related to cash advances from us to LSB and affiliates prior to the sale of the Senior Notes. The $3.4 million loan is due by its terms in November 2007 and bears interest at 7% per annum (accrued interest was $1.1 million and $1 million as of March 31, 2002 and December 31, 2001, respectively). At March 31, 2002, we had $2.7 million due to LSB and affiliates included in current and non-current liabilities which includes the management fees of $1.2 million earned in 2001(approximately $2.5 million was due to LSB and affiliates at December 31, 2001). We earned interest income on net loans and advances due from LSB and affiliates aggregating $329,000 and $383,000 for the three months ended March 31, 2002 and 2001, respectively.

LSB and its subsidiaries (other than the Company and its subsidiaries), the "LSB Non-ClimaChem Entities"" are dependent upon their separate cash flows and the restricted funds which can be distributed by us under the above mentioned agreements. Management of LSB believes the LSB Non-ClimaChem Entities will have sufficient operating capital to meet its obligations as they come due (other than dividend obligation under its outstanding preferred stocks), including those to us. If LSB management is not successful in realizing certain excess and non-core assets, and if we are not able to transfer funds to LSB and its affiliates as permitted under the Indenture, the recoverability of the loans and advances to LSB may not be recoverable. As of March 31, 2002, we have not provided an allowance for doubtful accounts against these receivables, loans and advances since it is their present belief that LSB will be able to pay these amounts when they come due; however, it is reasonably possible that the evaluation relative to the amounts due from LSB and its subsidiaries could change in the near term.

 Note 4: Segment Information

Three Months Ended March 31,
2002	2001
(in thousands)
Net sales:
Chemical	$38,358	$48,504
Climate Control	31,500	35,933
	$69,858	$84,437

Gross profit (1):
Chemical	$2,996	$3,693
Climate Control	8,433	9,404
	$11,429	$13,097

Operating profit (loss) (2):
Chemical	$(627)	$162
Climate Control	2,651	2,357
	2,024	2,519
Unallocated fees from Services and Management Agreements, and general corporate expenses, net	(902)	(602)
Interest income	331	390
Other income (expense), net	(72)	15
Interest expense	(2,746)	(3,498)
Loss before benefit for income taxes and extraordinary gain	$(1,365)	$(1,176)

(1) Gross profit by industry segment represents net sales less cost of sales.

(2) Operating profit (loss) by industry segment represents net sales less operating expenses before adding or deducting fees from the Services Agreement and Management Agreement, general corporate expenses, other income and expense, interest expense and income taxes and before extraordinary gain.

Note 5: Long-term Debt

As discussed in Note 8, as a result of certain events occurring in 2002 we do not anticipate that we will meet the current trailing twelve month EBITDA covenant under the Working Capital Revolver Loan for the period ending June 30, 2002. In connection with requesting the working capital lenders' approval of the transaction to repurchase certain of our Senior Unsecured Notes, as also discussed in Note 8, we have asked the working capital lender, and they have tentatively agreed, to amend the future trailing twelve month EBITDA covenant to an amount that we believe we will be able to achieve. In the event the repurchase of the Senior Unsecured Notes is not completed by June 30, 2002, the working capital lender will be requested to waive our non-compliance with the trailing twelve month EBITDA covenant for the period ending June 30, 2002.

In 1997, we completed the sale of 10 3/4% Senior Notes due in 2007 (the "Senior Unsecured Notes"). Interest on the Senior Unsecured Notes is payable semiannually in arrears on June 1 and December 1 of each year. The ultimate outcome of the matter discussed above regarding our working capital revolver may impact our ability to make the June 1, 2002 interest payment which if not made by June 30, 2002 would represent an event of default under the Indenture to the Senior Unsecured Notes, allowing them to be due on demand. The Senior Unsecured Notes are senior unsecured obligations and rank equal in right of payment to all existing senior unsecured indebtedness of ours and our subsidiaries. The Senior Unsecured Notes are effectively subordinated to all of our existing and future senior secured indebtedness. The outstanding principal balance of the Senior Unsecured Notes is $75.1 million at March 31, 2002.

We are a holding company with no significant assets (other than the notes and accounts receivable from LSB, specified in the accompanying Condensed Consolidated Balance Sheet), or operations other than our investments in our subsidiaries, and each of our subsidiaries is wholly-owned, directly or indirectly, by us. Our payment obligations under the Senior Unsecured Notes are fully, unconditionally, and jointly and severally guaranteed by all of our existing subsidiaries, except for one subsidiary, El Dorado Nitric Co. and its subsidiaries, ("Non-Guarantor Subsidiaries").

Set forth below are unaudited condensed consolidating financial information of the Guarantor Subsidiaries, the Non-Guarantor subsidiaries and us.

Note 5: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of March 31, 2002
(Dollars in thousands)
COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON- GUARANTOR SUBSIDIARIES	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
Assets
Current assets:
Cash and cash equivalents	$511	$869	$12		$1,392
Trade accounts receivable, net	34,395	2,611	19		37,025
Inventories	28,901	132	-		29,033
Supplies and prepaid items	5,549	28	1,195		6,772
Deferred income taxes	-	-	2,000		2,000
Total current assets	69,356	3,640	3,226		76,222

Property, plant and equipment net	68,434	1,931	83		70,448
Due from LSB and affiliates	-	-	14,467		14,467
Investment in and advances to affiliates	-	-	102,900	$(102,900)	-
Receivable from Parent	-	9,448	-	(9,448)	-
Other assets, net	10,300	45	3,516		13,861
	$148,090	$15,064	$124,192	$(112,348)	$174,998

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$18,747	$2,174	$295		$21,216
Accrued liabilities	10,978	2,132	3,441		16,551
Due to LSB and affiliates, net	-	-	1,517		1,517
Deferred income taxes	550	-	-	$(550)	-
Current portion of long-term debt	5,351	353	29,974		35,678
Total current liabilities	35,626	4,659	35,227	(550)	74,962

Long-term debt	5,198	1,824	75,118		82,140
Deferred income taxes	405	-	2,601	(405)	2,601
Due to LSB	-	-	1,200		1,200
Other non-current liabilities	2,167	3,959	-		6,126
Payable to Parent	51,747	-	-	(51,747)	-

Stockholders' equity
Common stock	64	1	1	(65)	1
Capital in excess of par value	79,217	-	12,652	(79,217)	12,652
Accumulated other comprehensive loss	-	(2,077)	-		(2,077)
Retained earnings (accumulated deficit)	(26,334)	6,698	(2,607)	19,636	(2,607)
Total stockholders' equity	52,947	4,622	10,046	(59,646)	7,969
	$148,090	$15,064	$124,192	$(112,348)	$174,998

Note 5: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(Unaudited)
As of December 31, 2001
(Dollars in thousands)
COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON- GUARANTOR SUBSIDIARIES	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
Assets
Current assets:
Cash and cash equivalents	$264	$16	$29		$309
Trade accounts receivables, net	38,752	2,837	24		41,613
Inventories	29,780	179	-		29,959
Supplies and prepaid items	5,171	29	814		6,014
Deferred income taxes	-	-	2,000		2,000
Total current assets	73,967	3,061	2,867		79,895

Property, plant and equipment, net	68,247	1,785	90		70,122
Due from LSB and affiliates	-	-	14,407		14,407
Investment in and advances to affiliates	-	-	107,340	$(107,340)	-
Receivable from Parent	-	8,235	-	(8,235)	-
Other assets, net	11,187	46	3,473		14,706
	$153,401	$13,127	$128,177	$(115,575)	$179,130

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,784	$2,220	$526		$23,530
Accrued liabilities	11,140	1,449	1,164		13,753
Due to LSB and affiliates	-	-	1,310		1,310
Deferred income taxes	550	-	-	$(550)	-
Current portion of long-term debt	4,404	353	34,844		39,601
Total current liabilities	36,878	4,022	37,844	(550)	78,194

Long-term debt	5,268	1,912	75,121		82,301
Deferred income taxes	405	-	3,120	(405)	3,120
Due to LSB	-	-	1,200		1,200
Other non-current liabilities	2,194	3,378	-		5,572
Payable to Parent	54,107	-	-	(54,107)	-
Stockholders' equity
Common stock	64	1	1	(65)	1
Capital in excess of par value	79,217	-	12,652	(79,217)	12,652
Accumulated other comprehensive loss	-	(2,149)	-		(2,149)
Retained earnings (accumulated deficit)	(24,732)	5,963	(1,761)	18,769	(1,761)
Total stockholders' equity	54,549	3,815	10,892	(60,513)	8,743
	$153,401	$13,127	$128,177	$(115,575)	$179,130

Note 5: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2002
(Dollars in thousands)

COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON- GUARANTOR SUBSIDIARIES	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
Net sales	$61,532	$8,326			$69,858
Cost of sales	50,844	7,421	$165	$(1)	58,429
Gross profit	10,688	905	(165)	1	11,429
Selling, general and administrative	9,329	80	900	(2)	10,307
Operating income (loss)	1,359	825	(1,065)	3	1,122

Other income (expense):
Interest and other income (expense), net	24	(74)	3,142	(2,833)	259
Interest expense	(2,985)	(16)	(2,575)	2,830	(2,746)
Income (loss) before benefit for income taxes	(1,602)	735	(498)	-	(1,365)

Equity in loss of subsidiaries	-	-	(867)	867	-
Benefit for income taxes	-	-	(519)		(519)
Net income (loss)	$(1,602)	$735	$(846)	$867	$(846)

Note 5: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(Unaudited)
Three Months Ended March 31, 2001
(Dollars in thousands)

COMBINED GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
Net sales	$73,356	$11,081			$84,437
Cost of sales	61,069	10,081	$190		71,340
Gross profit	12,287	1,000	(190)		13,097
Selling, general and administrative	10,682	87	411		11,180
Operating income (loss)	1,605	913	(601)		1,917

Other income (expense):
Interest and other income (expense), net	54	-	1,966	$(1,615)	405
Interest expense	(2,932)	(26)	(2,155)	1,615	(3,498)

Income (loss) before extraordinary gain	(1,273)	887	(790)	-	(1,176)

Extraordinary gain	-	-	30		30

Equity in loss of subsidiaries	-	-	(386)	386	-

Net income (loss)	$(1,273)	$887	$(1,146)	$386	$(1,146)

Note 5: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2002
(Dollars in thousands)
COMBINED GUARANTOR SUBSIDIARIES	CONSOLIDATED NON- GUARANTOR SUBSIDIARIES	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
Net cash flows provided by operating activities	$3,987	$2,354	$503	$6,844

Cash flows from investing activities:
Capital expenditures	(1,198)	(201)	(2)	(1,401)
Proceeds from sales of property and equipment	29	-	-	29
Other assets	(151)	1	(232)	(382)
Net cash used in investing activities	(1,320)	(200)	(234)	(1,754)

Cash flows from financing activities:
Payments on long-term and other debt	(962)	(88)	(3)	(1,053)
Net change in due to/from LSB and affiliates	-	-	167	167
Advances to/from affiliates	(3,207)	(1,213)	4,420	-
Net change in revolving debt facilities	1,749	-	(4,870)	(3,121)
Net cash used in financing activities	(2,420)	(1,301)	(286)	(4,007)

Net increase (decrease) in cash and cash equivalents	247	853	(17)	1,083
Cash and cash equivalents at the beginning of period	264	16	29	309
Cash and cash equivalents at end of period	$511	$869	$12	$1,392

Note 5: Long-term Debt (continued)

CLIMACHEM, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(Unaudited)
Three Months Ended March 31, 2001
(Dollars in thousands)
.	COMBINED GUARANTOR SUBSIDIARIES	NON- GUARANTOR SUBSIDIARY	COMPANY (PARENT)	ELIMINATIONS	CONSOLIDATED
Net cash flows provided by (used in) operating activities	$(11,648)	$60	$661	$(10,927)

Cash flows from investing activities:
Capital expenditures	(1,344)	-	(34)	(1,378)
Proceeds from sales of property and equipment	161	-	-	161
Other assets	379	-	163	542
Net cash provided by (used in) by investing activities	(804)	-	129	(675)

Cash flows from financing activities:
Payments on long-term and other debt	(931)	-	-	(931)
Acquisition of 10 3/4% Senior Notes	-	-	(21)	(21)
Net change in due to/from LSB and affiliates	-	-	(1,244)	(1,244)
Net change in revolving debt facilities	12,959	75	603	13,637
Net cash provided by (used in) financing activities	12,028	75	(662)	11,441
Net increase (decrease) in cash and cash equivalents	(424)	135	128	(161)
Cash and cash equivalents at the beginning of period	2,782	8	48	2,838
Cash and cash equivalents at end of period	$2,358	$143	$176	$2,677

Note 6: Change in Accounting

In July 2001, the FASB issued Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized but be tested for impairment at least annually. SFAS 142 became effective for us on January 1, 2002. For the three months ended March 31, 2001, goodwill amortization was not material.

In 1998, the Financial Accounting Standards Board issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". We adopted SFAS 133, as amended, effective January 1, 2001. SFAS 133 required us to recognize all derivatives on the balance sheet at fair value. Derivatives that do not qualify or are not designated as hedges must be adjusted to fair value through operations. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

In 1997, we entered into an interest rate forward agreement to effectively fix the interest rate of a long-term lease commitment (not for trading purposes). In 1999, we executed the long-term lease agreement and terminated the forward at a net cost of $2.8 million. We historically accounted for this hedge under the deferral method (as an adjustment of the initial term lease rentals). At January 1, 2001, the remaining deferred cost included in other assets approximated $2.4 million. Upon adoption of SFAS 133 on January 1, 2001, the deferred cost was reclassified into accumulated other comprehensive loss and is being amortized to operations over the term of the lease arrangement.

Note 7: Subsequent Event On April 7, 2002, a portion of our subsidiary's chemical plant complex in El Dorado, Arkansas experienced damage from high winds and a likely tornado. Plant management and engineers have surveyed the damage which affected the production facilities for ammonium nitrate, certain acid plants, a large cooling tower, and other equipment. The majority of the repairs have been completed. During this repair time, we were not able to produce industrial grade ammonium nitrate. Production of our other products, agricultural grade ammonium nitrate and industrial acids, has continued without material interruption.

The total repair costs are not currently known but will exceed the $1 million deductible for property insurance. We also have a thirty day waiting period before our business interruption insurance coverage is effective. The losses, net of insurance, that we will incur as a result of this business interruption, are currently unknown, but may be in excess of $2 million.

Note 8: Liquidity and Management's Plan

 We own or lease substantially all of LSB's Chemical and Climate Control Businesses or assets. We and our subsidiaries are dependent on credit agreements with lenders, Indenture with bondholders, and internally-generated cash flows in order to fund our operations and pay our debts and obligations.

We finance our working capital requirements for our subsidiaries through borrowings under a $50 million credit facility (the "Working Capital Revolver Loan"). The Working Capital Revolver Loan requires us to meet certain financial covenants on a quarterly and/or annual basis. The Working Capital Revolver Loan requires the borrowers to have varying minimum amounts of availability under the revolver, which amounts generally increase prior to interest payment due dates of the Senior Unsecured Notes discussed in Note 5 - Long-Term Debt. The Working Capital Revolver Loan requires that our excess availability, as defined, equal an amount not less than $3.8 million on each interest payment date after making the interest payment due pursuant to our Senior Unsecured Notes. If the repurchase of the Senior Unsecured Notes occurs as discussed below, the terms of the Working Capital Revolver will be amended to reduce the required reserve amount.

As of March 31, 2002, we had borrowing availability under the Working Capital Revolver Loan of $5.1 million with an effective interest rate of 6.36%. Borrowings under the Working Capital Revolver Loan outstanding at March 31, 2002 were $33.2 million.

As a result of the storm damage to the El Dorado facility that has resulted in interruption to our industrial grade ammonium nitrate business and the anticipated delay in obtaining our license to manufacture high-explosive products, we do not anticipate that we will meet the current trailing twelve month EBITDA covenant under the Working Capital Revolver Loan for the period ending June 30, 2002. In connection with requesting the working capital lenders' approval of the transaction to repurchase certain of our Senior Unsecured Notes, as discussed elsewhere in this report, we have asked the working capital lender, and they have tentatively agreed, to amend the future trailing twelve month EBITDA covenant to an amount that we believe we will be able to achieve. In the event the repurchase of the Senior Unsecured Notes is not completed by June 30, 2002, the working capital lender will be requested to waive our non-compliance with the trailing twelve month EBITDA covenant for the period ending June 30, 2002.

As of March 31, 2002, we had outstanding $75.1 million in Senior Unsecured Notes which require a semi-annual interest payment of $4 million on June 1 and December 1, 2002. The ultimate outcome of the matter discussed above regarding our working capital revolver may impact our ability to make the June 1, 2002 interest payment. See Note 5.

 The Company has negotiated a term sheet with an investor that believes it represents approximately $52 million face amount of the Company's unsecured 10 3/4% Senior Notes due 2007 (the "Senior Unsecured Notes") which represent at least 66 2/3% of the aggregate outstanding principal amount of the Senior Unsecured Notes. The term sheet provides that, subject to numerous conditions and agreements, the investor and/or its affiliates will loan the Company approximately $34 million (the "Loans"). If the Loans are made, the Company will use the funds to repurchase the Senior Unsecured Notes owned by the investor and its affiliates at a substantial discount from face value, pay the closing fees and expenses incurred in connection with the Loans and fund a cash collateral account. The Loans, if made, would be secured by certain assets of LSB, the Company and certain of their subsidiaries. In addition, the Loans to the Company would be guaranteed by LSB and certain subsidiaries of the Company.

In connection with the closing of the Loans, the investor and its affiliates that participate in making the Loans will be issued warrants to purchase up to 4.99% of LSB's outstanding common stock at a nominal price which warrants would have a term of 10 years, be subject to certain anti-dilution adjustments and entitle the holders of these warrants to certain demand and piggyback registration rights.

The Company and the investor are in the process of attempting to finalize agreements relating to the Loans and the repurchase of the Senior Unsecured Notes owned by the investor and its affiliates. Although there are no assurances, the Company expects the closing of this transaction to occur during the second quarter of 2002. Closing of these transactions are subject to, among other things, completion of definitive agreements and documents, consent of the Company's working capital revolver lender and amendments to the Company's working capital loan agreement acceptable to the Company and its working capital revolver lender and elimination of certain provisions contained in the Indenture covering the Senior Unsecured Notes.

As of March 31, 2002, LSB, our parent, owes us a net amount of $11.8 million, including $10.0 million bearing an annual rate of interest of 10-3/4%, due semiannually on June 1 and December 1, with the principal due in 2007 and $3.4 million bearing interest at 7% with the principal and interest due in 2007.

Management's plan for the remainder of 2002 anticipates a relatively stable business environment for the Climate Control Business. Based upon the projected order level, the Climate Control Business expects to continue to report positive results.

Management's plan for 2002 for its Chemical Business is to increase the production level at the El Dorado, Arkansas plant facility and the Cherokee, Alabama plant to near practical capacity, improving the 2002 fixed cost absorption and operating results compared to 2001, before considering the impact of the plant damage discussed in Note 7.

The 2002 production level for Industrial Grade Ammonium Nitrate ("IGAN") at the El Dorado plant facility is planned at or near full capacity once production is resumed in May 2002. However, the production level for Agricultural Grade Ammonium Nitrate ("AGAN") is planned at a significantly higher level (50%) in 2002 than in 2001. If the planned production level is achieved, it would be close to the plant's near full capacity for AGAN. Based upon management's assessment of the amount of competitive product available in the Chemical Business agricultural market in the spring of 2002 compared to the same period in 2001, and an expanded geographical market due to competitors' plant closings, management believes that the higher sales volume measured in units can be achieved. Sales dollars and related cost of sales are expected to be lower in 2002 since the unit cost of the plant's feed stock, anhydrous ammonia, is lower and the unit sales price is likewise lower than in the prior year.

We have planned capital expenditures for the remainder of 2002 of approximately $3.8 million, but such capital expenditures are dependent upon obtaining acceptable financing. We will make these expenditures if there is sufficient working capital or available financing. As discussed in Note 2, the wastewater program is not yet finally determined but is currently expected to require capital expenditures of approximately $2 to $3 million over the next 24 to 36 months. Discussions of the nature of the program and means of securing financing are currently underway.

We presently believe we can maintain compliance with the covenants of our working capital revolving credit facilities, if modified as tentatively agreed to with our lender in May 2002, successfully execute the above plan for the remainder of 2002 and meet our obligations as they come due; however, there are no assurances to that effect. If we are not successful in amending our working capital revolving credit agreement, do not achieve our plan for the remainder of 2002, or other adverse unforeseen events occur in 2002, it is reasonably possible that we may not be able to meet our obligations as they come due.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with our March 31, 2002 Condensed Consolidated Financial Statements.

Certain statements contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" may be deemed forward-looking statements. See "Special Note Regarding Forward-Looking Statements".

 Critical Accounting Policies

 The preparation of financial statements requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenues and expenses, and disclosures of contingent liabilities. See our Form 10-K for the year ended December 31, 2001 for an expanded discussion on the more significant areas of financial reporting impacted by management's judgment, estimates and assumptions.

Overview

General

In October 1997, we were organized as a new wholly-owned subsidiary of LSB Industries, Inc. ("LSB"). We own or lease substantially all of LSB's Chemical and Climate Control Businesses or assets. See Note 1 of Notes to Condensed Consolidated Financial Statements. Information about our operations in different industry segments for the three months ended March 31, 2002 and 2001 is detailed in Note 4 of Notes to Condensed Consolidated Financial Statements.

Chemical Business

Our Chemical Business manufactures three principal product lines that are derived from anhydrous ammonia: (1) fertilizer grade ammonium nitrate and urea ammonia nitrate for the agricultural industry, (2) explosive grade ammonium nitrate and solutions for the mining industry and (3) concentrated, blended and regular nitric acid for industrial applications. In addition, we also produce sulfuric acid for commercial applications primarily in the paper industry.

As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, due to certain alleged violations of explosives storage and related regulations, in February 2002, the government regulator of explosives companies, Bureau of Alcohol, Tobacco and Firearms ("BATF"), issued an order revoking the manufacturing license of Slurry Explosive Corporation ("Slurry"), a subsidiary of ClimaChem and the Company, for its Hallowell, Kansas facility ("Hallowell Facility") to produce certain explosives products and confiscated certain high explosives inventory. A different subsidiary of ours in the explosive business has filed an application with the BATF to obtain a manufacturing license for the Hallowell Facility. There is no assurance that the subsidiary will be able to obtain such license. Since February 2002, Slurry has continued to manufacture certain non-explosive products at its Hallowell Facility. Slurry has other production facilities where it can produce some explosives products to service its customers. Although it is our current expectation that we will be able to realize substantially all of our assets related to Slurry, it is not presently known whether we will be allowed to resume use of all of our long-lived assets (net book value of $2.9 million). The ultimate outcome of this matter is not presently known; however, even if we are successful in obtaining the new license, we expect the manufacturing of high-explosive products will not begin until the middle of the third quarter of 2002 (which will result in a reduction in the Chemical Business' operating profit relating to Slurry compared to 2001. For the three months ended March 31, 2002, we recognized a loss of $321,000 related to high-explosive inventory produced during January 2002 that was confiscated by the BATF. The estimate of ultimate loss associated with this matter may change in the near term and such amount may be material. Slurry's sales for the three months ended March 31, 2002 and 2001 were $3.1 million and $5 million, respectively.

 On April 7, 2002, a portion of our subsidiary's chemical plant complex in El Dorado, Arkansas experienced damage from high winds and a likely tornado. Plant management and engineers have surveyed the damage which affected the production facilities for ammonium nitrate, certain acid plants, a large cooling tower, and other equipment. The majority of the repairs have been completed. During this repair time, we were not able to produce industrial grade ammonium nitrate. Production of our other products, agricultural grade ammonium nitrate and industrial acids, has continued without material interruption.

The total repair costs are not currently known but will exceed the $1 million deductible for property insurance. We also have a thirty day waiting period before our business interruption insurance coverage is effective. The losses, net of insurance, that we will incur as a result of this business interruption, are currently unknown, but may be in excess of $2 million.

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

 RESULTS OF OPERATIONS

Three months ended March 31, 2002 vs. Three months ended March 31, 2001.

Net Sales

 Net sales for the three months ended March 31, 2002 were $69.9 million, compared to $84.4 million for 2001 or a decrease of $14.5 million. This decrease in sales resulted from: (i) decreased sales in the Chemical Business of $10.1 million resulting from lower sales prices due, in part, to long-term cost-plus supply agreements entered into during the fourth quarter of 2001 and the reduction in volume of explosive products sold by our subsidiary, Slurry Explosive Corporation, due to their license revocation as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements and (ii) decreased sales in the Climate Control Business of $4.4 million resulting from an overall decline in customer demand and the elimination of certain product lines during the fourth quarter of 2001.

Gross Profit

 Gross profit was $11.4 million or 16.4% for the three months ended March 31, 2002, compared to $13.1 million or 15.5% for the 2001 period. The increase in the gross profit percentage was due primarily to the higher profit margins in the Climate Control Business due primarily to the elimination of certain products with lower profit margins during the fourth quarter of 2001.

 Selling, General and Administrative Expenses

 Selling, general and administrative ("SG&A") expenses were $10.3 million for the three-month period ended March 31, 2002, compared to $11.2 million for 2001. This decrease is primarily the result of the reduction of expenses relating to the elimination of certain products in the Climate Control Business during the fourth quarter of 2001.

 Interest Expense

 Interest expense was $2.7 and $3.5 million during the three months ended March 31, 2002 and 2001, respectively. Interest expense decreased primarily from lower interest rates and the decrease in borrowings from the revolving credit facility.

 Loss Before Benefit for Taxes and Extraordinary Gain

 We had a loss before benefit for income taxes and extraordinary gain of $1.4 million in the three-month period ended March 31, 2002 compared to $1.2 million in the three months ended March 31, 2001.

Benefit for Income Taxes

 For the three months ended March 31, 2002, a benefit for income taxes of $.5 million was recognized relating to the decrease in deferred income tax liability resulting from our net operating loss. No provision or benefit for income taxes associated with operations was recognized for the three-month period ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow From Operations

 Historically, our primary cash needs have been for operating expenses, working capital and capital expenditures. We have financed our cash requirements primarily through internally generated cash flow, borrowings under our revolving credit facilities, and secured equipment financing.

As previously discussed in this report, due to certain alleged violations of explosives storage and related regulations in February 2002, the Bureau of Alcohol, Tobacco and Firearms ("BATF") issued an order revoking the manufacturing license of Slurry Explosive Corporation for its Hallowell, Kansas facility to produce certain explosives products. However, a different subsidiary of the Company in the explosives business has filed an application with the BATF to obtain a manufacturing license for the Hallowell, Kansas facility. See Note 2 of Notes to Condensed Consolidated Financial Statements. Because the ultimate outcome of this matter is not presently known, we cannot estimate the effects on our future cash flow from operations; however, such effect may be material.

Net cash provided by operating activities for the three months ended March 31, 2002 was $6.8 million. The decrease in trade accounts receivable is primarily due to the decrease in sales in the Chemical and Climate Control Businesses. The decrease in inventories relates primarily to planned reductions in the Climate Control Business due to a decline in customer demand, offset, in part, by the increase of agricultural products in the Chemical Business due to the anticipated demands relating to the spring fertilizing season. The increase in supplies and prepaid items includes an increase in prepaid insurance and an increase in maintenance supplies and precious metals used in the Chemical Business. The decrease in accounts payable is primarily due to the decrease in purchases in the Climate Control Business as reflected by the decrease in inventories. The increase in accrued and other non-current liabilities is due primarily to accrued interest on the Senior Unsecured Notes, an increase in a deferred lease payment due December 2002, and an increase in the amount of customer deposits held by the Chemical Business. This increase was partially offset by a decrease in billings in excess of costs and estimated earnings on uncompleted contracts in the Climate Control Business.

 Cash Flow From Investing And Financing Activities

 Cash used in investing activities for the three months ended March 31, 2002 included $1.4 million in capital expenditures primarily for the benefit of the Chemical Business to enhance production and product delivery capabilities. The increase in other assets includes a deposit relating to negotiations to repurchase a portion of the Senior Unsecured Notes.

Net cash used in financing activities included payments on long-term and other debt of $1.1 million and a net decrease in revolving debt of $3.1 million offset, in part, by a net decrease in the amounts due from LSB and affiliates of $.2 million.

Obligations and Commitments

 In the normal course of business, we enter into contracts, leases and borrowing arrangements. See our Form 10-K for the year ended December 31, 2001 for an expanded discussion on these arrangements.

 Source of Funds

 We own or lease substantially all of LSB's Chemical and Climate Control Businesses or assets. We and our subsidiaries are dependent on credit agreements with lenders, Indenture with bondholders, and internally-generated cash flows in order to fund our operations and pay our debts and obligations.

We finance our working capital requirements for our subsidiaries through borrowings under a $50 million credit facility (the "Working Capital Revolver Loan"). The Working Capital Revolver Loan requires us to meet certain financial covenants on a quarterly and/or annual basis. The Working Capital Revolver Loan requires the borrowers to have varying minimum amounts of availability under the revolver, which amounts generally increase prior to interest payment due dates of the Senior Unsecured Notes discussed in Note 5 - Long-Term Debt. The Working Capital Revolver Loan requires that our excess availability, as defined, equal an amount not less than $3.8 million on each interest payment date after making the interest payment due pursuant to our Senior Unsecured Notes. If the repurchase of the Senior Unsecured Notes occurs as discussed below, the terms of the Working Capital Revolver will be amended to reduce the required reserve amount.

As of March 31, 2002, we had borrowing availability under the Working Capital Revolver Loan of $5.1 million with an effective interest rate of 6.36%. Borrowings under the Working Capital Revolver Loan outstanding at March 31, 2002 were $33.2 million.

As a result of the storm damage to the El Dorado facility that has resulted in interruption to our industrial grade ammonium nitrate business and the anticipated delay in obtaining our license to manufacture high-explosive products, we do not anticipate that we will meet the current trailing twelve month EBITDA covenant under the Working Capital Revolver Loan for the period ending June 30, 2002. In connection with requesting the working capital lenders' approval of the transaction to repurchase certain of our Senior Unsecured Notes, as discussed elsewhere in this report, we have asked the working capital lender, and they have tentatively agreed, to amend the future trailing twelve month EBITDA covenant to an amount that we believe we will be able to achieve. In the event the repurchase of the Senior Unsecured Notes is not completed by June 30, 2002, the working capital lender will be requested to waive our non-compliance with the trailing twelve month EBITDA covenant for the period ending June 30, 2002.

As of March 31, 2002, we had outstanding $75.1 million in Senior Unsecured Notes which require a semi-annual interest payment of $4 million on June 1 and December 1, 2002. The ultimate outcome of the matter discussed above regarding our working capital revolver may impact our ability to make the June 1, 2002 interest payment. See Note 5 of Notes to Condensed Consolidated Financial Statements.

The Company has negotiated a term sheet with an investor that believes it represents approximately $52 million face amount of the Company's unsecured 10 3/4% Senior Notes due 2007 (the "Senior Unsecured Notes") which represent at least 66 2/3% of the aggregate outstanding principal amount of the Senior Unsecured Notes. The term sheet provides that, subject to numerous conditions and agreements, the investor and/or its affiliates will loan the Company approximately $34 million (the "Loans"). If the Loans are made, the Company will use the funds to repurchase the Senior Unsecured Notes owned by the investor and its affiliates at a substantial discount from face value, pay the closing fees and expenses incurred in connection with the Loans and fund a cash collateral account. The Loans, if made, would be secured by certain assets of LSB, the Company and certain of their subsidiaries. In addition, the Loans to the Company would be guaranteed by LSB and certain subsidiaries of the Company.

In connection with the closing of the Loans, the investor and its affiliates that participate in making the Loans will be issued warrants to purchase up to 4.99% of LSB's outstanding common stock at a nominal price which warrants would have a term of 10 years, be subject to certain anti-dilution adjustments and entitle the holders of these warrants to certain demand and piggyback registration rights.

The Company and the investor are in the process of attempting to finalize agreements relating to the Loans and the repurchase of the Senior Unsecured Notes owned by the investor and its affiliates. Although there are no assurances, the Company expects the closing of this transaction to occur during the second quarter of 2002. Closing of these transactions are subject to, among other things, completion of definitive agreements and documents, consent of the Company's working capital revolver lender and amendments to the Company's working capital loan agreement acceptable to the Company and its working capital revolver lender and elimination of certain provisions contained in the Indenture covering the Senior Unsecured Notes.

As of March 31, 2002, LSB, our parent, owes us a net amount of approximately $11.8 million, including $10.0 million bearing an annual rate of interest of 10-3/4%, due semiannually on June 1 and December 1, with the principal due in 2007 and $3.4 million bearing interest at 7% with the principal and interest due in 2007.

Management's plan for the remainder of 2002 anticipates a relatively stable business environment for the Climate Control Business. Based upon the projected order level, the Climate Control Business expects to continue to report positive results.

Management's plan for 2002 for its Chemical Business is to increase the production level at the El Dorado, Arkansas plant facility and the Cherokee, Alabama plant to near practical capacity, improving the 2002 fixed cost absorption and operating results compared to 2001, before considering the impact of the plant damage discussed in Note 7 of Notes to Condensed Consolidated Financial Statements.

The 2002 production level for Industrial Grade Ammonium Nitrate ("IGAN") at the El Dorado plant facility is planned at or near full capacity once production is resumed in May 2002. However, the production level for Agricultural Grade Ammonium Nitrate ("AGAN") is planned at a significantly higher level (50%) in 2002 than in 2001. If the planned production level is achieved, it would be close to the plant's near full capacity for AGAN. Based upon management's assessment of the amount of competitive product available in the Chemical Business agricultural market in the spring of 2002 compared to the same period in 2001, and an expanded geographical market due to competitors' plant closings, management believes that the higher sales volume measured in units can be achieved. Sales dollars and related cost of sales are expected to be lower in 2002 since the unit cost of the plant's feed stock, anhydrous ammonia, is lower and the unit sales price is likewise lower than in the prior year.

We have planned capital expenditures for the remainder of 2002 of approximately $3.8 million, but such capital expenditures are dependent upon obtaining acceptable financing. We will make these expenditures if there is sufficient working capital or available financing. As discussed in Note 2, the wastewater program is not yet finally determined but is currently expected to require capital expenditures of approximately $2 to $3 million over the next 24 to 36 months. Discussions of the nature of the program and means of securing financing are currently underway.

We presently believe we can maintain compliance with the covenants of our working capital revolving credit facilities, if modified as tentatively agreed to with our lender in May 2002, successfully execute the above plan for the remainder of 2002 and meet our obligations as they come due; however, there are no assurances to that effect. If we are not successful in amending our working capital revolving credit agreement, do not achieve our plan for the remainder of 2002, or other adverse unforeseen events occur in 2002, it is reasonably possible that we may not be able to meet our obligations as they come due.

 Contingencies

 As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, we have several contingencies that could impact our liquidity in the event that we are unsuccessful in defending against the claimants. Although we do not anticipate that these claims will result in substantial adverse impacts on our liquidity, it is not possible to determine the outcome. The preceding sentence is a forward-looking statement that involves a number of risks and uncertainties that could cause actual results to differ materially. See Special Note Regarding Forward-Looking Statements.

Quantitative and Qualitative Disclosures about Market

General

 Our results of operations and operating cash flows are impacted by changes in market interest rates and changes in market prices of anhydrous ammonia and natural gas. Our Chemical Business buys substantial quantities of anhydrous ammonia and natural gas as feed stock for use in manufacturing processes generally at spot market prices.

Interest Rate Risk

 Our interest rate risk exposure results from our debt portfolio which is impacted by short-term rates, primarily prime rate-based borrowings from commercial banks, and long-term rates, primarily fixed rate notes, some of which prohibit prepayment or require substantial prepayment penalties.

Reference is made to our Form 10-K for the year ended December 31, 2001, for an expanded analysis of expected maturities of long-term debt and its weighted average interest rates.

As of March 31, 2002, our variable rate and fixed rate debt, which aggregated $117.8 million, exceeded the debt's fair market value by approximately $37.6 million ($37.1 million at December 31, 2001). The fair value of the Senior Unsecured Notes was determined based on a market quotation for such securities.

SPECIAL NOTE REGARDING
FORWARD-LOOKING STATEMENTS

Certain statements contained within this report may be deemed "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements in this report other than statements of historical fact are Forward Looking Statements that are subject to known and unknown risks, uncertainties and other factors, which could cause actual results and performance of the Company to differ materially from such statements. The words "believe", "expect", "anticipate", "intend", "will", and similar expressions identify Forward Looking Statements. Forward Looking Statements contained herein relate to, among other things, amount to be spent relating to compliance with federal, state and local Environmental laws at the El dorado Facility, anticipated financial performance,
adequate cash flows to meet our presently anticipated working capital requirements, contingencies will not result in substantial adverse impact in our liquidity, adequate resources to meet our obligations as they come due, ability to reduce indebtedness by liquidating selected assets, ability to make planned capital improvements,
ability to obtain financing for waste water disposal project, there will be a relatively stable business environment for the Climate Control Business for the remainder of 2002,
The Climate Control Business is expected to have positive results for the remainder of 2002,
Chemical production levels are expected to increase for 2002, lower costs of sales and higher sales volume in the Chemical Business, the revocation of Slurry's explosives manufacturing license will not have a material adverse effect on our cash flow, ability of a subsidiary to obtain an explosive manufacturing license to replace Slurry's revoked license, ability to realize substantially all of Slurry's assets,
total repair costs for the El Dorado, Arkansas plant,
the manufacturing of high-explosive products will not begin until the middle of the third quarter of 2002.
maintain compliance with the covenants of our working capital revolving credit facilities, if modified as tentatively agreed to with our lender in May 2002, successfully execute management's plan for the remainder of 2002 and meet our obligations as they come due, completion of the transactions described in the term sheet between a loan to ClimaChem from an investor in the Senior Unsecured Notes and the repairs to the El Dorado plant will be completed in May 2002.

While we believe the expectations reflected in such Forward-Looking Statements are reasonable, we can give no assurance such expectations will prove to have been correct. There are a variety of factors which could cause future outcomes to differ materially from those described in this report, including, but not limited to, decline in general economic conditions, both domestic and foreign, material reduction in revenues,
material increase in interest rates,
ability to collect in a timely manner a material amount of receivables, increased competitive pressures,
changes in federal, state and local laws and regulations, especially environmental regulations, or in interpretation of such, pending, additional releases (particularly air emissions) into the environment, material increases in equipment, maintenance, operating or labor costs not presently anticipated, the requirement to use internally generated funds for purposes not presently anticipated, inability to secure additional financing for planned capital expenditures, the cost for the purchase of anhydrous ammonia and natural gas, changes in competition,
the loss of any significant customer,
changes in operating strategy or development plans,
inability to make the necessary repairs to the El Dorado plant in May 2002, inability to fund the working capital and expansion of our businesses, inability to obtain a manufacturing license for the facility located at Hallowell, Kansas, inability to obtain necessary raw materials, and
other factors described in "Management's Discussion and Analysis of Financial Condition and Results of Operation" contained in this report.

Given these uncertainties, all parties are cautioned not to place undue reliance on such Forward-looking Statements. We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the Forward-Looking Statements contained herein to reflect future events or developments.

Independent Accountants' Review Report

Board of Directors
ClimaChem, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of ClimaChem, Inc. as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of ClimaChem, Inc. as December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

ERNST & YOUNG LLP

Oklahoma City, Oklahoma
May 10, 2002

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The Chemical Business' El Dorado, Arkansas facility generates process wastewater consisting of cooling tower and boiler blowdowns, contact stormwater (rainfall inside the plant area which picks up contaminants), and miscellaneous spills and leaks from process equipment. This wastewater has historically been collected in a chemical sewer and transported to a small pond for pH adjustment and then to a large pond for biological oxidation. Primary contaminants are ammonia, nitrate and sulfate.

The wastewater discharge is governed by a State permit renewed every five (5) years. The current permit expired in 1995, and the State was preparing to issue the facility a new permit in early 1997, which included much more stringent limits which the current treatment system could not meet. Negotiations were held with the Director of the State agency in March, 1997, and he agreed to a formal Consent Administrative Order ("CAO") in September, 1998, which CAO contained certain deadlines for the completion of activities at the EDC plant site pending issuance of a new permit. The ADEQ did not timely issue the permit and agreed to extend the CAO deadlines. A draft of the permit has now been issued for public comment. EDC timely submitted its comments on April 25, 2002. The draft permit includes a three year period of time for the El Dorado plant to come into compliance with the new more restrictive limits. Alternative methods for meeting these requirements are continuing to be examined by EDC. Installation of additional facilities will be required to comply with the new limits, and depending upon the alternative selected, the cost could be several million dollars.

In September 2001, the large equalization pond located at the Chemical Business' El Dorado, Arkansas manufacturing facility was drained to accommodate repairs to a corroded underground discharge pipe. This event began when a hole developed in the pond's discharge pipe, allowing the release of water up stream of the permitted outfall. It was determined to allow water to be released through the valve into the permitted discharge to avoid erosion of a levy, to permit monitoring and sampling of discharged water, and to direct the discharge to the permitted outfall. No adverse environmental conditions were noted at the discharge, however, the sustained discharge was allegedly out of compliance with the mass effluent limits contained in the permit. The Chemical Business and the ADEQ have agreed to a Consent Administrative Order to settle any civil penalty claims relating to this discharge event whereby the Chemical Business will pay a $50,000 civil penalty to the ADEQ and will spend another $50,000 on supplemental environmental projects with the Local Emergency Planning Committee.

EDC and two EDC employees received letters dated April 4, 2002, from the United States Attorney's office in Fort Smith, Arkansas indicating that a criminal charge could be brought against EDC and the two employees as a result of the draining of the equalization pond. The letter further requests that the recipients, through counsel, contact the Assistant United States Attorney ("AUSA"). EDC has retained counsel and has arranged for counsel for the two employees. In discussions between such counsel and the AUSA, the AUSA expressed satisfaction that EDC and the employees responded promptly to the letters, indicated that he had not formed an opinion as to any criminal culpability, and indicated that he desired a communication with EDC to ensure that EDC was adequately addressing its environmental obligations. The AUSA further stated that he was busy with other matters until mid-May, and that this matter could be addressed at that time.

In February 2002, Slurry Explosive Corporation ("Slurry") received a proposed consent administrative order ("Slurry Consent Order") from the Kansas Department of Health and Environment ("KDHE"), regarding Slurry's Hallowell, Kansas manufacturing facility ("Hallowell Facility"). The proposed Slurry Consent Order states that there exists soil and groundwater contamination, and there exists surface water contamination in the lake adjacent to the Hallowell Facility. There are no known users of the groundwater in the area. The adjacent lake is used for fishing. The Slurry Consent Order also provides that Slurry has not verified the presence of such contaminants. Under the terms of the Slurry Consent Order, Slurry would be required a) to submit an environmental assessment work plan to the KDHE for review and approval, b) to agree with the KDHE as to any required corrective actions to be performed at the Hallowell Facility, and c) to provide reports to the KDHE, all of the preceding in accordance with the time frames and formats required in the Slurry Consent Order.

From March 2001 through January 2002, the Chemical Business experienced eleven alleged air emissions violations. One of the alleged violations involved a malfunctioning continuous air emissions monitor, one of the alleged violations was based on a typographical error, six of the alleged violations involved air emissions point source tests that were allegedly performed in a manner not in compliance with testing procedures, two of the alleged violations involved tests that failed to meet emissions criteria, and one of the alleged violations involved the simultaneous operation of two boilers which is not permitted under the air permit. The Chemical Business and the ADEQ have been in negotiations regarding applicable penalties for certain of these violations. On March 5, 2002, the Chemical Business received a letter from the ADEQ outlining the above alleged violations which, based on past experience, is a preliminary step to proposing a Consent Administrative Order. The Chemical Business anticipates that it will enter into a Consent Administrative Order with the ADEQ to resolve the above alleged violations. The Chemical Business also anticipates requesting administrative changes to its air permit which, if adopted, would better able us to comply with testing procedures.

Due to certain alleged violations of explosives storage and related regulations, in February 2002, the government regulator of explosives companies, Bureau of Alcohol, Tobacco and Firearms ("BATF"), issued an order revoking the manufacturing license of Slurry Explosive Corporation ("Slurry"), a subsidiary of ClimaChem and the Company, for its Hallowell, Kansas facility ("Hallowell Facility") to produce certain explosives products and confiscated certain high explosives inventory. The license revocation order was upheld by an administrative law judge after an administrative trial. Slurry is currently reviewing its legal alternatives regarding the license revocation. In addition, Slurry and the Company have received a grand jury subpoena from the U.S. Attorney's office of Wichita, Kansas requesting business records of Slurry. Slurry is complying with such subpoena. A different subsidiary of ours in the explosive business has filed an application with the BATF to obtain a manufacturing license for the Hallowell Facility.

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
The Company did not file any reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has caused the undersigned, duly authorized, to sign this report on its behalf on this 17th day of May, 2002.

CLIMACHEM, INC.
By: /s/ Tony M. Shelby Tony M. Shelby, Vice President - Chief Financial Officer, (Principal Financial Officer)

By: /s/ Jim D. Jones Jim D. Jones Vice President - Treasurer (Principal Accounting Officer)